Form 10-Q
period 1996-03-31
SLB MID WEST FUTURES FUND LP
filed 1996-05-15
CIK 924875

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996

Commission File Number 0-24280


                         SLB MID-WEST FUTURES FUND L.P.
             (Exact name of registrant as specified in its charter)

                New York                               13-3634370
           (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)          Identification No.)


                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st Fl.
                           New York, New York 10013
             (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No ____

                         SLB MID-WEST FUTURES FUND L.P.
                                   FORM 10-Q
                                     INDEX

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I - Financial Information:

          Item 1.          Financial Statements:
                           Statements of Financial Condition at
                           March 31, 1996 and December 31, 1995.                                     3

                           Statements of Income and Expenses
                           and Partners' Capital for the Three
                           Months ended March 31, 1996 and 1995.                                     4

                           Notes to Financial Statements                                          5 - 6

          Item 2.          Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                                             7 - 9

PART II - Other Information                                                                         10

                                     PART I

                         Item 1.  Financial  Statements

                       SLB MID - WEST FUTURES FUND  L. P.
                       STATEMENTS OF FINANCIAL CONDITION



                                                       MARCH 31,          DECEMBER 31,
                                                          1996                1995
                     ASSETS                           -----------         -----------
                                                      (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                           $53,870,629         $56,437,296
  Net unrealized appreciation
  on open futures contracts                             3,082,362           2,128,034
                                                      -----------         -----------

                                                       56,952,991          58,565,330

Interest receivable                                       186,367             208,113
                                                      -----------         -----------
                                                      $57,139,358         $58,773,443
                                                      -----------         -----------




        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                            $285,697            $293,867
  Management fees                                         189,512             194,932
  Administrative fees                                      47,378              48,733
  Other fees                                               53,197              40,415
Redemptions payable                                       462,526             799,012
                                                      -----------         -----------

                                                        1,038,310           1,376,959
                                                      -----------         -----------



Partners' Capital:
  General Partner, 322.1307 Unit equivalents              584,937             587,086
   outstanding in 1996 and 1995
  Limited Partners, 30,573.2817 and 31,170.9645
    Units of Limited Partnership Interest
    outstanding in 1996 and 1995, respectively         55,516,111          56,809,398
                                                      -----------         -----------
                                                       56,101,048          57,396,484
                                                      -----------         -----------
                                                      $57,139,358         $58,773,443
                                                      -----------         -----------

See Notes to Financial Statements.

                       SLB MID - WEST FUTURES FUND L. P.
            STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                   ----------------------------------
                                                        1996                1995
                                                   --------------      --------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions           ($31,845)         $7,370,428
  Change in unrealized gains/losses on open
   positions                                             954,328           9,809,811
                                                   --------------      --------------


                                                         922,483          17,180,239
Less, brokerage commissions and clearing fees
  ($14,478 and $21,331, respectively)                   (919,659)           (960,622)
                                                   --------------      --------------

  Net realized and unrealized gains                        2,824          16,219,617
  Interest income                                        562,928             643,061
                                                   --------------      --------------

                                                         565,752          16,862,678
                                                   --------------      --------------


Expenses:
  Management fees                                        585,414             598,372
  Administrative fees                                    146,353             149,592
  Other                                                   16,612              15,343
  Incentive fees                                                             603,552
                                                   --------------      --------------

                                                         748,379           1,366,859
                                                   --------------      --------------

  Net income (loss)                                     (182,627)         15,495,819
  Redemptions                                         (1,112,809)         (2,441,848)
                                                   --------------      --------------

  Net increase (decrease) in Partners' capital        (1,295,436)         13,053,971

Partners' capital, beginning of period                57,396,484          53,642,444
                                                   --------------      --------------

Partners' capital, end of period                     $56,101,048         $66,696,415
                                                   --------------      --------------
Net asset value per Unit
  (30,895.4124 and 38,491.4191 Units outstanding
  at March 31, 1996 and 1995, respectively)            $1,815.84           $1,732.76
                                                   --------------      --------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent     $   (6.67)          $  395.12
                                                   ==============      =============


                         SLB Mid-West Futures Fund L.P.
                         Notes to Financial Statements
                                 March 31, 1996
                                  (Unaudited)

General

          SLB Mid-West Futures Fund L.P. (the "Partnership") is a limited partnership which was organized on August 21, 1991 under the partnership laws of the State of New York to engage in the speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on U.S. Treasuries and certain other financial instruments, foreign currencies and stock indices. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

          Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are being made by John W. Henry & Co., Inc. (the "Advisor").

          The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

          Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         SLB Mid-West Futures Fund L.P.
                         Notes to Financial Statements
                                  (Continued)


Net Asset Value Per Unit

     Changes in net asset value per Unit for the three months ended March 31, 1996 and 1995 were as follows:

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                 ----------------------------------
                                                                   1996                      1995
                                                               ------------              ------------
Net realized and unrealized
 gains (losses)                                                  $   (.84)                  $  413.63

Interest Income                                                     17.98                       16.26

Expenses                                                           (23.81)                     (34.77)
                                                                 ---------                  ----------

Increase (decrease) for period                                      (6.67)                     395.12

Net Asset Value per Unit,
 beginning of period                                             1,822.51                    1,337.64
                                                                ----------                  ----------

Net Asset Value per Unit,
 end of period                                                  $1,815.84                   $1,732.76
                                                                =========                   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest
receivable.   Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1996.

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1996, Partnership capital decreased 2.3% from $57,396,484 to $56,101,048. This decrease was attributable to a net loss from operations of $182,627 which was decreased further by the redemption of 597.6828 limited partnership Units resulting in an outflow of $1,112,809 for the three months ended March 31, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 1996, the net asset value per Unit decreased 0.4% from $1,822.51 to $1,815.84 as compared to the first quarter of 1995 in which the net asset value per Unit increased by 29.6%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1996 of $922,483. Gains were recognized in the trading of commodity futures in interest rates, currencies and precious metals which were partially offset by losses recognized in the trading of stock indices. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1995 of $17,180,239. These gains were primarily realized in the trading of commodity futures in precious metals, stock indices and financials.

         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

         Interest income on 80% of the Partnership's average daily equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 1996 decreased by $80,133 as compared to the corresponding period in 1995. The decrease in interest income is primarily due to a decrease in interest rates in the first quarter of 1996 as compared to the first quarter of 1995 in addition to the effect of redemptions to the Partnership's equity maintained in cash.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1996 decreased by $40,963 as compared to the corresponding period in 1995.

         All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1996 decreased by $12,958 as compared to the corresponding period in 1995.

         Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 1996 decreased by $3,239 as compared to the corresponding period in 1995.

         Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. No incentive fees were earned for the three months ended March 31, 1996. Trading performance for the three months ended March 31, 1995 resulted in incentive fees of $603,552.

                           PART II OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    (a) Exhibits - None

           (b) Reports on Form 8-K - None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SLB MID-WEST FUTURES FUND L.P.


By:       Smith Barney Futures Management Inc.
          (General Partner)


By:       /s/ David J. Vogel, President
          ----------------------------------
          David J. Vogel, President

Date:      5/10/96

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       Smith Barney Futures Management Inc.
          (General Partner)


By:       /s/ David J. Vogel, President
          ----------------------------------
          David J. Vogel, President


Date:      5/10/96


By:       /s/ Daniel A. Dantuono
          ----------------------------------
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date:      5/10/96

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule