Form 10-Q
period 1996-06-30
SLB MID WEST FUTURES FUND LP
filed 1996-08-14
CIK 924875

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1996

Commission File Number 0-24280


                         SHEARSON MID-WEST FUTURES FUND
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


                         SLB MID-WEST FUTURES FUND L.P.
                 (Former name, if changed since previous report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No

                         SHEARSON MID-WEST FUTURES FUND
                                    FORM 10-Q
                                      INDEX

                                                                       Page
                                                                      Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statements of Financial Condition at
                   June 30, 1996 and December 31, 1995.                 3

                   Statements of Income and Expenses
                   and Partners' Capital for the Three
                   and Six Months ended June 30, 1996
                   and 1995.                                            4

                   Notes to Financial Statements                      5 - 8

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                         9 - 10

PART II - Other Information                                             11

                                     PART I

                          Item 1. Financial Statements

                        SHEARSON MID - WEST FUTURES FUND
                        STATEMENTS OF FINANCIAL CONDITION



                                                         JUNE 30,   DECEMBER 31,
                                                           1996        1995
ASSETS
                                                       -----------  ------------
                                                       (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $54,478,877   $56,437,296
  Net unrealized appreciation
  on open futures contracts                              2,641,267     2,128,034

                                                       -----------   -----------


                                                        57,120,144    58,565,330

Interest receivable                                        183,773       208,113

                                                       -----------   -----------
                                                       $57,303,917   $58,773,443
                                                       ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                          $   286,520   $   293,867
  Management fees                                          190,058       194,932
  Administrative fees                                       47,514        48,733
  Other fees                                                28,323        40,415
 Redemptions payable                                       547,180       799,012

                                                       -----------   -----------

                                                         1,099,595     1,376,959
                                                       -----------   -----------

Partners' Capital:
  General Partner, 322.1307 Unit equivalents               599,166       587,086
    outstanding in 1996 and 1995
  Limited Partners, 29,895.0901 and 31,170.9645
    Units of Limited Partnership Interest
    outstanding in 1996 and 1995, respectively          55,605,156    56,809,398

                                                       -----------   -----------
                                                        56,204,322    57,396,484

                                                       -----------   -----------
                                                       $57,303,917   $58,773,443
                                                       ===========   ===========
See Notes to Financial Statements

                        SHEARSON MID - WEST FUTURES FUND
            STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                                       THREE-MONTHS ENDED                  SIX-MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                 ------------------------------      ------------------------------
                                                                     1996             1995               1996              1995

                                                                 ------------      ------------      ------------      ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains on closed positions                             $  2,858,480      $ 19,565,817      $  2,826,635      $ 26,936,245
  Change in unrealized gains/losses on open
   positions                                                         (441,095)      (14,162,817)          513,233        (4,353,006)

                                                                 ------------      ------------      ------------      ------------
                                                                    2,417,385         5,403,000         3,339,868        22,583,239
Less, brokerage commissions and
  clearing fees ($9,899, $12,090, $24,377
  and $33,421, respectively )                                        (884,064)       (1,064,726)       (1,803,723)       (2,025,348)
                                                                 ------------      ------------      ------------      ------------

  Net realized and unrealized gains                                 1,533,321         4,338,274         1,536,145        20,557,891
  Interest income                                                     550,820           745,353         1,113,748         1,388,414
                                                                 ------------      ------------      ------------      ------------
                                                                    2,084,141         5,083,627         2,649,893        21,946,305
                                                                 ------------      ------------      ------------      ------------

Expenses:
  Management fees                                                     569,069           684,773         1,154,483         1,283,145
  Administrative fees                                                 142,267           171,193           288,620           320,785
  Incentive fees                                                            0           520,088                 0         1,123,640
  Other                                                                16,789            15,050            33,401            30,393
                                                                 ------------      ------------      ------------      ------------
                                                                      728,125         1,391,104         1,476,504         2,757,963
                                                                 ------------      ------------      ------------      ------------

  Net income                                                        1,356,016         3,692,523         1,173,389        19,188,342
  Redemptions                                                      (1,252,742)      (10,126,642)       (2,365,551)      (12,568,490)
                                                                 ------------      ------------      ------------      ------------

  Net increase(decrease) in Partners' capital                         103,274        (6,434,119)       (1,192,162)        6,619,852


Partners' capital, beginning of period                             56,101,048        66,696,415        57,396,484        53,642,444


                                                                 ------------      ------------      ------------      ------------

Partners' capital, end of period                                 $ 56,204,322      $ 60,262,296      $ 56,204,322      $ 60,262,296
                                                                 ------------      ------------      ------------      ------------

Net asset value per Unit
  (30,217.2208 and 33,027.4571
  Units outstanding at
  June 30, 1996 and 1995, respectively)                          $   1,860.01      $   1,824.61      $   1,860.01      $   1,824.61
                                                                 ------------      ------------      ------------      ------------


Net Income per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent               $      44.17      $      91.85      $      37.50      $     486.97
                                                                 ------------      ------------      ------------      ------------

See Notes to Financial Statements.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 1996
                                   (Unaudited)

1.   General:

     Shearson Mid-West Futures Fund (the "Partnership") is a limited partnership which was organized on August 21, 1991 under the partnership laws of the State of New York with the name SLB Mid-West Futures Fund L.P. The Partnership engages in the speculative trading of commodity interests, including forward contracts on foreign currencies, commodity options and commodity futures contracts including futures contracts on U.S. Treasuries and certain other financial instruments, foreign currencies and stock indices. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are being made by John W. Henry & Co., Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                   (Continued)


2.   Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1996 and 1995 were as follows:

                                 THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                      JUNE  30,                 JUNE 30,
                                  1996        1995          1996        1995
                               ---------    ---------    ---------    ---------

Net realized and unrealized
 gains                         $   49.95    $  107.99    $   49.12    $  521.62
Interest income                    17.94        20.27        35.92        36.53
Expenses                          (23.72)      (36.41)      (47.54)      (71.18)
                               ---------    ---------    ---------    ---------

Increase for period                44.17        91.85        37.50       486.97

Net Asset Value per Unit,
  beginning of period           1,815.84     1,732.76     1,822.51     1,337.64
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,860.01    $1,824.61    $1,860.01    $1,824.61
                               =========    =========    =========    =========


3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1996 was $2,641,267 and the average fair value during the six months then ended, based on monthly calculation, was $3,597,842.

4.   Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30,

1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $322,221,345 and $222,305,128, respectively, as detailed below. All of these instruments mature within one year of June 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1996, the Partnership had net unrealized trading gains of $2,641,267 as detailed below.


                                    NOTIONAL OR CONTRACTUAL             NET
                                     AMOUNT OF COMMITMENTS          UNREALIZED
                                 TO PURCHASE     TO SELL            GAIN/(LOSS)
                                 -----------     -------------      -----------

Currencies *                     $ 67,764,445     $112,633,129       $1,087,100
Interest Rates US                           0       50,145,000         (230,625)
Interest Rates Non US             237,742,217                0          580,568
Metals                                      0       43,400,525        1,234,515
Indices                            16,714,683       16,126,474          (30,291)
                                 ------------      -----------       -----------

                                 $322,221,345     $222,305,128       $2,641,267
                                 ============     ============       ==========


* The notional or contractual commitment amounts and the net unrealized gain amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 1996, Partnership capital decreased 2.1% from $57,396,484 to $56,204,322. This decrease was attributable to the redemption of 1,275.8744 limited partnership Units resulting in an outflow of $2,365,551 which was partially offset by net income from operations of $1,173,389 for the six months ended June 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's second quarter of 1996, the net asset value per Unit increased 2.4% from $1,815.84 to $1,860.01 as compared to the second quarter of 1995 in which the net asset value per Unit increased by 5.3%. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $2,417,385. Gains were recognized in the trading of commodity futures in currencies and metals which were partially offset by losses recognized in the trading of interest rates and indices. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1995 of $5,403,000. Gains were recognized in the trading of commodity futures in interest rates and indices which were partially offset by losses recognized in currencies and metals.

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

     Interest income on 80% of the Partnership's average daily equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and six months ended June 30, 1996 decreased by $194,533 and $274,666, respectively, as compared to the corresponding periods in 1995. The decrease in interest income is primarily due to a decrease in interest rates in the first and second quarters of 1996 as compared to 1995 in addition to the effect of redemptions on the Partnership's equity maintained in cash.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1996 decreased by $180,662 and $221,625, respectively, as compared to the corresponding periods in 1995.

     All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1996 decreased by $115,704 and $128,662, respectively, as compared to the corresponding periods in 1995.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 1996 decreased by $28,926 and $32,165, respectively, as compared to the corresponding periods in 1995.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. No incentive fees were earned for the three and six months ended June 30, 1996. Trading performance for the three and six months ended June 30, 1995 resulted in incentive fees of $520,088 and $1,123,640, respectively.

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

SHEARSON MID-WEST FUTURES FUND


By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        -------------------------------------
        David J. Vogel, President

Date:   8/14/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        -------------------------------------
        David J. Vogel, President


Date:   8/14/96


By:     /s/ Daniel A. Dantuono
        -------------------------------------
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:   8/14/96