Form 10-Q
period 1996-09-30
SLB MID WEST FUTURES FUND LP
filed 1996-11-14
CIK 924875

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1996

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statements of Financial Condition at
                   September 30, 1996 and December 31,
                   1995.                                                3

                   Statements of Income and Expenses
                   and Partners' Capital for the Three
                   and Nine Months ended September 30,
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

                                     PART I

                          Item 1. Financial Statements


                        Shearson Mid - West Futures Fund
                       Statements of Financial Condition


                                                      September 30, December 31,
                                                          1996          1995
Assets
                                                       -----------   -----------
                                                       (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $49,892,512   $56,437,296
  Net unrealized appreciation
  on open futures contracts                              5,971,227     2,128,034

                                                       -----------   -----------


                                                        55,863,739    58,565,330

Interest receivable                                        173,250       208,113

                                                       ===========   ===========
                                                       $56,036,989   $58,773,443
                                                       ===========   ===========


Liabilities and Partners' Capital

Liabilities:

 Accrued expenses:
  Commissions                                          $   280,185   $   293,867
  Management fees                                          185,856       194,932
  Administrative fees                                       46,464        48,733
  Incentive fees                                                 -             -
  Other fees                                                34,497        40,415
 Redemptions payable                                       892,107       799,012

                                                       -----------   -----------

                                                         1,439,109     1,376,959
                                                       -----------   -----------


Partners' Capital:
  General Partner, 322.1307 Unit equivalents
    outstanding in 1996 and 1995                           599,293       587,086
  Limited Partners, 29,025.2041 and 31,170.9645
    Units of Limited Partnership Interest
    outstanding in 1996 and 1995,
    respectively                                        53,998,586    56,809,398

                                                       -----------   -----------
                                                        54,597,879    57,396,484

                                                       ===========   ===========
                                                       $56,036,988   $58,773,443
                                                       ===========   ===========
See Notes to Financial Statements

                        SHEARSON MID - WEST FUTURES FUND
            STATEMENTS OF OPERATIONS AND CHANGES IN PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                                      THREE-MONTHS ENDED                   NINE-MONTHS ENDED
                                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                                                 ------------------------------      ------------------------------
                                                                     1996             1995               1996              1995

                                                                 -------------     ------------      ------------      ------------


Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                    $ (2,299,375)     $    121,044      $    527,260      $ 27,057,289
  Change in unrealized gains/losses on open
   positions                                                        3,329,960        (1,446,829)        3,843,193        (5,799,835)

                                                                 ------------      ------------      ------------      ------------
                                                                    1,030,585        (1,325,785)        4,370,453        21,257,454
Less, brokerage commissions and
  clearing fees ($15,597, $9,235, $39,974
  and $42,656, respectively)                                         (872,790)         (904,359)       (2,676,513)       (2,929,707)

                                                                 ------------      ------------      ------------      ------------

  Net realized and unrealized gains (losses)                          157,795        (2,230,144)        1,693,940        18,327,747
  Interest income                                                     551,717           637,781         1,665,465         2,026,195

                                                                 ------------      ------------      ------------      ------------
                                                                      709,512        (1,592,363)        3,359,405        20,353,942
                                                                 ------------      ------------      ------------      ------------

Expenses:
  Management fees                                                     552,736           583,448         1,707,219         1,866,593
  Administrative fees                                                 138,184           145,862           426,804           466,647
  Incentive fees                                                            0                 0                 0         1,123,640
  Other                                                                19,734            15,330            53,135            45,723

                                                                 ------------      ------------      ------------      ------------
                                                                      710,654           744,640         2,187,158         3,502,603
                                                                 ------------      ------------      ------------      ------------

  Net income (loss)                                                    (1,142)       (2,337,003)        1,172,247        16,851,339
  Redemptions                                                      (1,605,301)       (1,515,332)       (3,970,852)      (14,083,822)


                                                                 ------------      ------------      ------------      ------------

  Net increase(decrease) in Partners' capital                      (1,606,443)       (3,852,335)       (2,798,605)        2,767,517


Partners' capital, beginning of period                             56,204,322        60,262,296        57,396,484        53,642,444


                                                                 ------------      ------------      ------------      ------------

Partners' capital, end of period                                 $ 54,597,879      $ 56,409,961      $ 54,597,879      $ 56,409,961
                                                                 ------------      ------------      ------------      ------------

Net asset value per Unit
  (29,347.3348 and 32,180.5397
  Units outstanding at
  September 30, 1996 and1995, respectively)                      $   1,860.40      $   1,752.92      $   1,860.40      $   1,752.92
                                                                 ------------      ------------      ------------      ------------


Net Income (Loss) per Unit of Limited Partnership
  Interest and General Partnership Unit equivalent               $       0.39      $     (71.69)     $      37.89      $     415.28
                                                                 ------------      ------------      ------------      ------------


See Notes to Financial Statements.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 1996
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are being made by John W. Henry & Company, Inc. (the "Advisor").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                   (Continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                  THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                                   1996        1995          1996        1995
                                   ----        ----          ----        ----

Net realized and unrealized
 gains (losses)                $    5.69    $  (68.41)   $   54.81    $  453.21
Interest income                    18.40        19.49        54.33        56.03
Expenses                          (23.70)      (22.77)      (71.25)      (93.96)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                              .39       (71.69)       37.89       415.28

Net Asset Value per Unit,
  beginning of period           1,860.01     1,824.61     1,822.51     1,337.64
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $1,860.40    $1,752.92    $1,860.40    $1,752.92
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

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1996 was $5,971,227 and the average fair value during the nine months then ended, based on monthly calculation, was $4,007,040.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $842,183,446 and $214,576,140, respectively, as detailed below. All of these instruments mature within one year of September 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1996, the Partnership had net unrealized trading gains of $5,971,228 as detailed below.


                                  NOTIONAL OR CONTRACTUAL            NET
                                   AMOUNT OF COMMITMENTS          UNREALIZED
                                 TO PURCHASE     TO SELL          GAIN/(LOSS)
                                 -----------     -------          -----------

Currencies *                     $ 96,366,366     $107,928,869       $  532,725
Interest Rates US                           0       25,245,906         (631,531)
Interest Rates Non US             739,910,694        4,972,500        4,910,655
Metals                                      0       76,428,865        1,163,485
Indices                             5,906,386                0           (4,107)
                                 ------------      -----------        ----------

                                 $842,183,446     $214,576,140       $5,971,227
                                 ============     ============       ==========


* The notional or contractual commitment amounts and the net unrealized gain amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 1996, Partnership capital decreased 4.9% from $57,396,484 to $54,597,879. This decrease was attributable to the redemption of 2,145.7604 limited partnership Units resulting in an outflow of $3,970,852 which was partially offset by net income from operations of $1,172,247 for the nine months ended September 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 1996, the net asset value per Unit increased 0.02% from $1,860.01 to $1,860.40 as compared to the third quarter of 1995 in which the net asset value per Unit decreased by 3.9%. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $1,030,585. Gains were recognized in the trading of commodity futures in interest rates and metals which were partially offset by losses recognized in the trading of currencies and indices. The Partnership experienced a net trading loss before commissions and expenses in the third quarter of 1995 of $1,325,785. Losses were recognized in the trading of commodity futures in interest rates, precious metals and indices which were partially offset by gains recognized in the trading of commodity futures in currencies.

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

     Interest income on 80% of the Partnership's average daily equity was earned at the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 1996 decreased by $86,064 and $360,730, respectively, as compared to the corresponding periods in 1995. The decrease in interest income is primarily due to a decrease in interest rates in 1996 as compared to 1995 in addition to the effect of redemptions on the Partnership's equity maintained in cash.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1996 decreased by $31,569 and $253,194, respectively, as compared to the corresponding periods in 1995.

     All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1996 decreased by $30,712 and $159,374, respectively, as compared to the corresponding periods in 1995.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 1996 decreased by $7,678 and $39,843, respectively, as compared to the corresponding periods in 1995.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. No incentive fees were earned for the three and nine months ended September 30, 1996. Trading performance for the nine months ended September 30, 1995 resulted in incentive fees of $1,123,640.

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


By:     /s/ David J. Vogel, President
        David J. Vogel, President

Date:    11/11/96

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/11/96


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/11/96