Form 10-Q
period 1997-03-31
SLB MID WEST FUTURES FUND LP
filed 1997-05-14
CIK 924875

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1997

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   March 31, 1997 and December 31, 1996.                3

                   Statement of Income and Expenses
                   and Partners' Capital for the three
                   months ended March 31, 1997 and 1996.                4

                   Notes to Financial Statements                      5 - 8

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                         9 - 10

PART II - Other Information                                             11

                                     PART I
                          Item 1. Financial Statements

                        Shearson Mid - West Futures Fund
                        Statement of Financial Condition


                                                        March 31,   December 31,
                                                          1997          1996
                                                       -----------   -----------
  Assets:                                              (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $62,081,571   $67,722,636
  Net unrealized appreciation
  on open futures contracts                                362,261     1,232,573
                                                       -----------   -----------
                                                        62,443,832    68,955,209
Interest receivable                                        214,936       220,614
                                                       ===========   ===========
                                                       $62,658,768   $69,175,823
                                                       ===========   ===========


Liabilities and Partners' Capital

Liabilities:
 Accrued expenses:
  Commissions                                          $   313,294   $   345,879
  Management fees                                          207,818       229,433
  Administrative fees                                       51,955        57,358
  Incentive fees                                                 0     1,923,668
  Other fees                                                44,970        56,280
Redemptions payable                                              0     4,487,900
                                                       -----------   -----------

                                                           618,037     7,100,518
                                                       -----------   -----------

Partners' Capital:
  General Partner, 322.1307 Unit equivalents
    outstanding in 1997 and 1996                           749,573       744,070
  Limited Partners, 26,340.0300 and 26,552.1832
    Units of Limited Partnership Interest
    outstanding in 1997 and 1996,
     respectively                                       61,291,158    61,331,235
                                                       -----------   -----------
                                                        62,040,731    62,075,305
                                                       -----------   -----------
                                                       $62,658,768   $69,175,823
                                                       ===========   ===========

See Notes to Financial Statements.

                        SHEARSON MID - WEST FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       1997            1996

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions      $  2,515,723    $    (31,845)
  Change in unrealized gains/losses on open
   positions                                           (870,312)        954,328
                                                   ____________    ____________


                                                      1,645,411         922,483
Less, brokerage commissions and clearing fees
  ($10,254 and $14,478, respectively)                  (983,945)       (919,659)
                                                   ____________    ____________

  Net realized and unrealized gains                     661,466           2,824
  Interest income                                       628,329         562,928
                                                   ____________    ____________

                                                      1,289,795         565,752
                                                   ____________    ____________


Expenses:
  Management fees                                       636,972         585,414
  Administrative fees                                   159,243         146,353
  Other                                                  19,159          16,612
                                                   ____________    ____________

                                                        815,374         748,379
                                                   ____________    ____________

  Net income (loss)                                     474,421        (182,627)
  Redemptions                                          (508,995)     (1,112,809)
                                                   ____________    ____________

  Net decrease in Partners' capital                     (34,574)     (1,295,436)

Partners' capital, beginning of period               62,075,305      57,396,484
                                                   ____________    ____________

Partners' capital, end of period                   $ 62,040,731    $ 56,101,048
                                                   ------------    ------------

Net asset value per Unit
  (26,662.1607 and 30,895.4124 Units outstanding
  at March 31, 1997 and 1996, respectively)        $   2,326.92    $   1,815.84
                                                   ------------    ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent     $      17.08    $      (6.67)
                                                   ------------    ------------


See Notes to Financial Statements.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1997 and the results of its operations for the three months ended March 31, 1997, and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                   (Continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three months ended March 31, 1997 and 1996 were as follows:

                                                  THREE-MONTHS ENDED
                                                      MARCH 31,
                                                 1997           1996


Net realized and unrealized
 gains (losses)                               $   23.96      $    (.84)
Interest income                                   23.49          17.98
Expenses                                         (30.37)        (23.81)
                                              ----------     ----------

Increase (decrease) for period                    17.08          (6.67)

Net Asset Value per Unit,
  beginning of period                          2,309.84       1,822.51
                                              ----------     ----------

Net Asset Value per Unit,
  end of period                               $2,326.92      $1,815.84
                                              ==========     ==========


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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1997 was $362,261 and the average fair value during the three months then ended, based on monthly calculation, was $2,388,840.

4. Financial Instrument Risk:

      The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $72,101,339 and $404,042,119, respectively, as detailed below. All of these instruments mature within one year of March 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1997, the fair value of the Partnership's derivatives including options thereon, was $362,261 as detailed below.


                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                 TO PURCHASE     TO SELL           FAIR VALUE

Currencies *                     $ 35,497,762     $ 66,798,843     $(465,635)
Interest Rates Non-U.S.            30,464,402      253,375,620       141,571
Interest Rates U.S.                         0       83,867,656       781,000
Metals                              6,139,175                0       (94,675)
                                 ------------     ------------     ----------

Totals                           $ 72,101,339     $404,042,119     $ 362,261
                                 ============     ============     ==========


* The notional or contractual commitment amounts and the net unrealized gain amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the three months ended March 31, 1997, Partnership capital decreased 0.1% from $62,075,305 to $62,040,731. This decrease was attributable to the redemption of 212.1532 limited partnership Units resulting in an outflow of $508,995 which was partially offset by net income from operations of $474,421 for the three months ended March 31, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's first quarter of 1997, the net asset value per Unit increased 0.7% from $2,309.84 to $2,326.92 as compared to the first quarter of 1996 in which the net asset value per Unit decreased by 0.4%. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $1,645,411. Gains were recognized in the trading of commodity futures in currencies, metals and indices which were partially offset by losses recognized in the trading of interest rate products. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1996 of $922,483. Gains were recognized in the trading of commodity futures in interest rates, currencies and precious metals which were partially offset by losses recognized in the trading of stock indices.


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

      Interest income on 80% of the Partnership's average daily equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 1997, increased by $65,401, as compared to the corresponding period in 1996. The increase in interest income is primarily due to the positive trading performance and an increase in interest rates for the three months ended March 31, 1997 as compared to 1996.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1997 increased by $64,286 as compared to the corresponding period in 1996.

      All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1997 increased by $51,558, as compared to the corresponding period in 1996.

      Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 1997 increased by $12,890, as compared to the corresponding period in 1996.

      Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. No incentive fees were earned for the three months ended March 31, 1997 or 1996.

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

Date:    5/12/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    5/12/97


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    5/12/97