Form 10-Q
period 1997-06-30
SLB MID WEST FUTURES FUND LP
filed 1997-08-14
CIK 924875

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1997

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   June 30, 1997 and December 31, 1996.                 3

                   Statement of Income and Expenses
                   and Partners' Capital for the three
                   and six months ended June 30, 1997
                   and 1996.                                            4

                   Notes to Financial Statements                     5 - 8

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                        9 - 10

PART II - Other Information                                             11

                                     PART I
                          Item 1. Financial Statements

                        Shearson Mid - West Futures Fund
                        Statement of Financial Condition


                                                        June 30,    December 31,
                                                          1997          1996
                                                      ------------   -----------
Assets                                                (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $54,628,302   $67,722,636
  Net unrealized appreciation
  on open futures contracts                              2,043,034     1,232,573
                                                       -----------   -----------
                                                        56,671,336    68,955,209
Interest receivable                                        195,498       220,614
                                                       ===========   ===========
                                                       $56,866,834   $69,175,823
                                                       ===========   ===========


Liabilities and Partners' Capital

Liabilities:
 Accrued expenses:
  Commissions                                          $   284,334   $   345,879
  Management fees                                          188,608       229,433
  Administrative fees                                       47,152        57,358
  Incentive fees                                                 0     1,923,668
  Other fees                                                40,679        56,280
Redemptions payable                                        242,479     4,487,900
                                                       -----------   -----------

                                                           803,252     7,100,518
                                                       -----------   -----------

Partners' Capital:
  General Partner, 322.1307 Unit equivalents
    outstanding in 1997 and 1996,                          685,220       744,070
  Limited Partners, 26,034.0895 and 26,552.1832
    Units of Limited Partnership Interest
    outstanding in 1997 and 1996,
     respectively                                       55,378,362    61,331,235
                                                       -----------   -----------
                                                        56,063,582    62,075,305
                                                       -----------   -----------
                                                       $56,866,834   $69,175,823
                                                       ===========   ===========

See Notes to Financial Statements.

                        SHEARSON MID - WEST FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                          THREE-MONTHS ENDED               SIX-MONTHS ENDED
                                                                              JUNE 30,                         JUNE 30,
                                                                    -----------------------------     -----------------------------
                                                                        1997            1996              1997            1996
                                                                    ------------     ------------     -----------      ------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                       ($ 5,988,021)    $  2,858,480     ($ 3,472,298)    $  2,826,635
  Change in unrealized gains/losses on open
   positions                                                           1,680,773         (441,095)         810,461          513,233
                                                                    ____________     ____________     ____________     ____________


                                                                      (4,307,248)       2,417,385       (2,661,837)       3,339,868
Less, brokerage commissions and clearing fees
  ($10,154, $9,899, $20,408 and $24,377, respectively)                  (884,802)        (884,064)      (1,868,747)      (1,803,723)
                                                                    ____________     ____________     ____________     ____________

  Net realized and unrealized gains (losses)                          (5,192,050)       1,533,321       (4,530,584)       1,536,145
  Interest income                                                        610,376          550,820        1,238,705        1,113,748
                                                                    ____________     ____________     ____________     ____________

                                                                      (4,581,674)       2,084,141       (3,291,879)       2,649,893
                                                                    ____________     ____________     ____________     ____________


Expenses:
  Management fees                                                        571,055          569,069        1,208,027        1,154,483
  Administrative fees                                                    142,763          142,267          302,006          288,620
  Other                                                                   16,708           16,789           35,867           33,401
                                                                    ____________     ____________     ____________     ____________

                                                                         730,526          728,125        1,545,900        1,476,504
                                                                    ____________     ____________     ____________     ____________

  Net income (loss)                                                   (5,312,200)       1,356,016       (4,837,779)       1,173,389
  Redemptions                                                           (664,949)      (1,252,742)      (1,173,944)      (2,365,551)
                                                                    ____________     ____________     ____________     ____________

  Net increase (decrease) in Partners' capital                        (5,977,149)         103,274       (6,011,723)      (1,192,162)

Partners' capital, beginning of period                                62,040,731       56,101,048       62,075,305       57,396,484
                                                                    ____________     ____________     ____________     ____________

Partners' capital, end of period                                    $ 56,063,582     $ 56,204,322     $ 56,063,582     $ 56,204,322
                                                                    ------------     ------------     ------------     ------------

Net asset value per Unit
  (26,356.2202 and 30,217.2208 Units outstanding
  at June 30, 1997 and 1996, respectively)                          $   2,127.15     $   1,860.01     $   2,127.15     $   1,860.01
                                                                    ------------     ------------     ------------     ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                      $    (199.77)    $      44.17     $    (182.69)    $      37.50
                                                                    ------------     ------------     ------------     ------------


See Notes to Financial Statements.

                        Shearson Mid-West Futures Fund
                         Notes to Financial Statements
                                 June 30, 1997
                                  (Unaudited)

1. General:

      Shearson Mid-West Futures Fund (the "Partnership") is a limited partnership which was organized on August 21, 1991 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on December 2, 1991.

        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are being made by John W. Henry & Company, Inc. (the "Advisor").

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997, and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        Shearson Mid-West Futures Fund
                        Notes to Financial Statements
                                 (Continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1997 and 1996 were as follows:

                                 THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                      JUNE  30,                 JUNE 30,
                                  1997        1996         1997        1996

Net realized and unrealized
 gains (losses)                $ (195.25)   $   49.95    $ (171.28)   $   49.12
Interest income                    22.99        17.94        46.48        35.92
Expenses                          (27.51)      (23.72)      (57.89)      (47.54)
                               ---------    ---------    ---------    ---------

Increase (decrease) for
 period                          (199.77)       44.17      (182.69)       37.50

Net Asset Value per Unit,
  beginning of period           2,326.92     1,815.84     2,309.84     1,822.51
                               ---------    ---------    ---------    ---------


Net Asset Value per Unit,
  end of period                $2,127.15    $1,860.01    $2,127.15    $1,860.01
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1997 was $2,043,034 and the average fair value during the six months then ended, based on monthly calculation, was $973,811.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $829,331,655 and $327,573,224, respectively, as detailed below. All of these instruments mature within one year of June 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1997, the fair value of the Partnership's derivatives including options thereon, was $2,043,034 as detailed below.


                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                 TO PURCHASE     TO SELL           FAIR VALUE

Currencies *                     $197,775,222     $165,675,583      $(1,273,321)
Interest Rates Non-U.S.           360,065,014      115,704,586          992,455
Interest Rates U.S.               255,831,831                0          884,706
Metals                                      0       46,193,055        1,399,040
Stock Indices                      15,659,588                0           40,154
                                 ------------     ------------      -----------

Totals                           $829,331,655     $327,573,224      $ 2,043,034
                                 ============     ============      ===========


* The notional or contractual commitment amounts and the fair value amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the six months ended June 30, 1997, Partnership capital decreased 9.7% from $62,075,305 to $56,063,582. This decrease was attributable to the redemption of 518.0937 limited partnership Units resulting in an outflow of $1,173,944 and a net loss from operations of $4,837,779 for the six months ended June 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's second quarter of 1997, the net asset value per Unit decreased 8.6% from $2,326.92 to $2,127.15 as compared to the second quarter of 1996 in which the net asset value per Unit increased by 2.4%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $4,307,248. Losses were recognized in the trading of commodity futures in currencies and interest rate products which were partially offset by gains recognized in the trading of precious metals and indices. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $2,417,385. Gains were recognized in the trading of commodity futures in currencies and metals which were partially offset by losses recognized in the trading of interest rate products and indices.


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

      Interest income on 80% of the Partnership's average daily equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and six months ended June 30, 1997, increased by $59,556 and $124,957, respectively as compared to the corresponding periods in 1996. The increase in interest income is primarily due to positive trading performance during the six months ended December 31, 1996 which increased Partnership equity in 1997.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1997 increased by $738 and $65,024, respectively, as compared to the corresponding periods in 1996.

      All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1997 increased by $1,986 and $53,544, respectively, as compared to the corresponding periods in 1996.

      Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 1997 increased by $496 and $13,386, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. No incentive fees were earned for the three and six months ended June 30, 1997 and 1996.

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

Date:    8/13/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    8/13/97


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/13/97