Form 10-Q
period 1997-09-30
SLB MID WEST FUTURES FUND LP
filed 1997-11-13
CIK 924875

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1997

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   September 30, 1997 and December 31,
                   1996.                                                3

                   Statement of Income and Expenses
                   and Partners' Capital for the three
                   and nine months ended September 30,
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

                                     PART I
                          Item 1. Financial Statements

                        Shearson Mid - West Futures Fund
                        Statement of Financial Condition


                                                     September 30,  December 31,
                                                          1997          1996
                                                      -------------  -----------
Assets:                                               (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $58,217,790   $67,722,636
  Net unrealized appreciation
  on open futures contracts                              4,865,828     1,232,573
                                                       -----------   -----------
                                                        63,083,618    68,955,209
Interest receivable                                        203,407       220,614
                                                       ===========   ===========
                                                       $63,287,025   $69,175,823
                                                       ===========   ===========


Liabilities and Partners' Capital

Liabilities:
 Accrued expenses:
  Commissions                                          $   316,435   $   345,879
  Management fees                                          209,902       229,433
  Administrative fees                                       52,475        57,358
  Incentive fees                                           254,790     1,923,668
  Other fees                                                47,986        56,280
Redemptions payable                                        489,948     4,487,900
                                                       -----------   -----------

                                                         1,371,536     7,100,518
                                                       -----------   -----------

Partners' Capital:
  General Partner, 322.1307 Unit equivalents
    outstanding in 1997 and 1996                           784,562       744,070
  Limited Partners, 25,099.5006 and 26,552.1832
    Units of Limited Partnership Interest
    outstanding in 1997 and 1996, respectively          61,130,927    61,331,235
                                                       -----------   -----------
                                                        61,915,489    62,075,305
                                                       -----------   -----------
                                                       $63,287,025   $69,175,823
                                                       ===========   ===========

See Notes to Financial Statements.

                        SHEARSON MID - WEST FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                           THREE-MONTHS ENDED             NINE-MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   ---------------------------    ---------------------------------
                                                                         1997            1996             1997             1996

                                                                   ------------     ------------   --------------     -------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                       $  6,716,443     $ (2,299,375)    $  3,244,145     $    527,260
  Change in unrealized gains/losses on open
   positions                                                           2,822,794        3,329,960        3,633,255        3,843,193

                                                                    ------------     ------------     ------------     ------------


                                                                       9,539,237        1,030,585        6,877,400        4,370,453
Less, brokerage commissions and clearing fees
  ($15,855, $15,597, $36,263 and $39,974, respectively)               (1,002,539)        (872,790)      (2,871,286)      (2,676,513)

                                                                    ------------     ------------     ------------     ------------

  Net realized and unrealized gains                                    8,536,698          157,795        4,006,114        1,693,940
  Interest income                                                        634,571          551,717        1,873,276        1,665,465

                                                                    ------------     ------------     ------------     ------------

                                                                       9,171,269          709,512        5,879,390        3,359,405

                                                                    ------------     ------------     ------------     ------------


Expenses:
  Management fees                                                        640,598          552,736        1,848,625        1,707,219
  Administrative fees                                                    160,149          138,184          462,155          426,804
  Other                                                                   14,073           19,734           49,940           53,135
  Incentive fees                                                         254,790               --          254,790               --

                                                                    ------------     ------------     ------------     ------------

                                                                       1,069,610          710,654        2,615,510        2,187,158

                                                                    ------------     ------------     ------------     ------------

  Net income (loss)                                                    8,101,659           (1,142)       3,263,880        1,172,247
  Redemptions                                                         (2,249,752)      (1,605,301)      (3,423,696)      (3,970,852)

                                                                    ------------     ------------     ------------     ------------

  Net increase (decrease) in Partners' capital                         5,851,907       (1,606,443)        (159,816)      (2,798,605)

Partners' capital, beginning of period                                56,063,582       56,204,322       62,075,305       57,396,484

                                                                    ------------     ------------     ------------     ------------

Partners' capital, end of period                                    $ 61,915,489     $ 54,597,879     $ 61,915,489     $ 54,597,879
                                                                    ============     ============     ============     ============

Net asset value per Unit
  (25,421.6313 and 29,347.3348 Units outstanding
  at September 30, 1997 and 1996, respectively)                     $   2,435.54     $   1,860.40     $   2,435.54     $   1,860.40
                                                                    ============     ============     ============     ============


Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                      $     308.39     $       0.39     $     125.70     $      37.89
                                                                    ============     ============     ============     ============


See Notes to Financial Statements.

                        Shearson Mid-West Futures Fund
                         Notes to Financial Statements
                              September 30, 1997
                                  (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997, and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        Shearson Mid-West Futures Fund
                        Notes to Financial Statements
                                 (Continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1997 and 1996 were as follows:


                                THREE-MONTHS ENDED          NINE-MONTHS ENDED
                                    SEPTEMBER  30,              SEPTEMBER 30,
                                 1997        1996            1997        1996

Net realized and unrealized
 gains                         $  325.11    $    5.69    $  153.83    $   54.81
Interest income                    24.33        18.40        70.81        54.33
Expenses                          (41.05)      (23.70)      (98.94)      (71.25)
                               ---------    ---------    ---------    ---------

Increase for period               308.39          .39 *     125.70        37.89

Net Asset Value per Unit,
  beginning of period           2,127.15     1,860.01     2,309.84     1,822.51
                               ---------    ---------    ---------    ---------


Net Asset Value per Unit,
  end of period                $2,435.54    $1,860.40     2,435.54    $1,860.40
                               =========    =========    =========    =========


* The amount shown per Unit for the three months ended September 30, 1997 does not accord with the net income as shown in the Statement of Income and Expenses for the three months ended September 30, 1997 because of the timing of redemptions of the Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests

3. Trading Activities:

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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997 was $4,865,828 and the average fair value during the nine months then ended, based on monthly calculation, was $2,594,276.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $593,916,396 and $108,096,132, respectively, as detailed below. All of these instruments mature within one year of September 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the fair value of the Partnership's derivatives including options thereon, was $4,865,828 as detailed below.


                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                   TO PURCHASE     TO SELL           FAIR VALUE

Currencies *                       $ 53,519,661    $ 91,462,790    $    (55,005)
Interest Rates Non-U.S              471,563,810       3,259,589       3,624,669
Interest Rates U.S.                  59,040,000               0         343,500
Metals                                9,792,925               0         357,155
Stock Indices                                 0      13,373,753         595,509
                                   ------------    ------------    ------------

Totals                             $593,916,396    $108,096,132    $  4,865,828
                                   ============    ============    ============


* The notional or contractual commitment amounts and the fair value amount listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.


5.  Pending Merger:

         On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 1997, Partnership capital decreased 0.3% from $62,075,305 to $61,915,489. This decrease was attributable to the redemption of 1,452.6826 limited partnership Units resulting in an outflow of $3,423,696 which was partially offset by net income from operations of $3,263,880 for the nine months ended September 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's third quarter of 1997, the net asset value per Unit increased 14.5% from $2,127.15 to $2,435.54 as compared to the third quarter of 1996 in which the net asset value per Unit increased by 0.02%. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1997 of $9,539,237. Gains were recognized in the trading of commodity futures in currencies, interest rate products, metals and indices. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $1,030,585. Gains were recognized in the trading of commodity futures in interest rate products and metals which were partially offset by losses recognized in the trading of currencies and indices.


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

      Interest income on 80% of the Partnership's average daily equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 1997, increased by $82,854 and $207,811, respectively as compared to the corresponding periods in 1996. The increase in interest income is primarily due to positive trading performance during the nine months ended September 30, 1997.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1997 increased by $129,749 and $194,773, respectively, as compared to the corresponding periods in 1996.

      All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1997 increased by $87,862 and $141,406, respectively, as compared to the corresponding periods in 1996.

      Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 1997 increased by $21,965 and $35,351, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $254,790. No incentive fees were earned for the three and nine months ended September 30, 1996.

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings - None

Item 2.     Changes in Securities and Use of Proceeds - None

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

Date:    11/12/97

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/12/97


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/12/97