Form 10-K
period 1997-12-31
SLB MID WEST FUTURES FUND LP
filed 1998-03-30
CIK 924875

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

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

Item 1. Business.

                           (a)   General development of business.  Shearson Mid-
West Futures Fund (the "Partnership") is a limited partnership organized on August 21, 1991 under the partnership laws of the State of New York. The Partnership commenced trading operations on December 2, 1991. The Partnership engages in speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. Between September 26, 1991 and December 2, 1991, 2,000 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until December 2, 1991, at which time they were turned over to the Partnership for trading. Sales and redemptions of Units and general partner contributions and redemptions for the years ended December 31, 1997, 1996 and 1995 are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."
          The Partnership will be liquidated upon the first to occur of the following: December 31, 2011; if the Net Asset Value per Unit falls below $350 as of the end of business on any business day or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").
         Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owne subsidiary of SSBH.
         The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SB.
         Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors. The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets of the Partnership. This fee may be increased or decreased at the discretion of the General Partner.
The General Partner has entered into a management agreement (the "Management Agreement") with John W. Henry & Company, Inc. (the "Advisor") who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or SB. The Advisor is not responsible for the organization or operation of the Partnership.

         Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of Net Assets allocated to the Advisor as of the end of the month and an incentive fee payable quarterly of 15% of New Trading Profits (as defined in the Management Agreement) of the Partnership.
          The Customer Agreement between the Partnership and SB (the "Customer Agreement") provides that the Partnership pays SB a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets (6% per year), in lieu of brokerage commissions on a per trade basis. SB pays a portion of its brokerage fees to its financial consultants who have sold Units. The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SB gives the partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.
         In addition, SB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate equal to the average noncompetitive yield of 13- week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.

         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 is set forth under "Item 6. Select Financial
Data."   The   Partnership  capital   as of  December  31, 1997 was $64,295,035

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

Item 4.      Submission    of   Matters   to   a   Vote  of  Security   Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                     PART II
Item 5.         Market for Registrant's Common Equity and Related Security
                Holder Matters.
                (a)    Market Information.  The Partnership has issued no
                       stock.  There is no established public trading market
                       for the Units of Limited Partnership Interest.
                (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1997 was 685.
                (c)    Distribution.   The   Partnership   did  not   declare  a
                       distribution in 1997 or 1996.

Item 6. Select Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and total assets at December 31, 1997, 1996, 1995, 1994 and 1993 were as follows:

                                        1997          1996           1995            1994             1993
                                  ------------   ------------    ------------    -----------      ---------

Realized and unrealized trading
gains (losses) net of brokerage
 commissions and clearing fees
 of $3,894,823, $3,740,843,
 $3,830,022,$3,955,870, and
 $2,488,783, respectively         $  9,213,687   $ 17,066,887   $ 20,679,606    $ (3,231,417)   $  9,286,505

Interest income                      2,495,221      2,245,474      2,649,301       2,157,483         953,307
                                  ------------   ------------   ------------    ------------    ------------

                                  $ 11,708,908   $ 19,312,361   $ 23,328,907    $ (1,073,934)   $ 10,239,812
                                  ============   ============   ============    ============    ============


Net Income (loss)                 $  7,618,700   $ 14,323,795   $ 19,082,887    $ (5,208,500)   $  7,091,500
                                  ============   ============   ============    ============    ============

Increase (decrease) in net
 asset value per unit             $     299.35   $     487.33   $     484.87    $    (126.73)   $     417.41
                                  ============   ============   ============    ============    ============

Total assets                      $ 65,733,567   $ 69,175,823   $ 58,773,443    $ 55,730,378    $ 67,360,836
                                  ============   ============   ============    ============    ============


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

                (4) The  Partnership  does  not  employ  the  trading  technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.
                (5)  The  Partnership   does  not  utilize   borrowings   except
short-term borrowings if the Partnership takes delivery of any cash commodities.
                (6)  The  Advisor  may,  from  time  to  time,   employ  trading
strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts.
                The   Partnership  is  party  to  financial   instruments   with
off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data, for further information on financial instrument risk included in the notes to financial statements). Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Unit to less than $350 as of the close of business on any business day.
                (b)     Capital resources.  (i) The  Partnership  has   made  no
material commitments for capital expenditures.
                (ii)  The   Partnership's   capital   consists  of  the  capital
contributions of the partners as increased or decreased by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management, administrative, and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.
                       For the year ended December 31, 1997, 2,232.5764 Units
were redeemed totaling $5,398,970. For the year ended December 31, 1996, 4,618.7813 Units were redeemed totaling $9,644,974. For the year ended December 31, 1995, 8,609.1486 Units were redeemed totaling $15,328,847 which includes the General Partner redemption representing 149 Unit equivalents totaling $271,554.
                       Units of Limited Partnership Interest were sold to
persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor's spouse of at least three times his investment in the Partnership (the minimum investment for which is $50,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times his investment in the Partnership for each year.
                (c) Results   of  Operations.   For  the  year  ended   December
31,  1997,   the   Net   Asset   Value   per    Unit   increased    13.0%   from

1997, the Net Asset Value per Unit increased 13.0% from $2,309.84 to $2,609.19. For the year ended December 31, 1996, the Net Asset Value Per Unit increased 26.7% from $1,822.51 to $2,309.84. For the year ended December 31, 1995, the Net Asset Value Per Unit increased 36.2% from $1,337.64 to $1,822.51.

                       The    Partnership  experienced  net  trading  gains  of
$13,108,510 before commissions and expenses for the year ended December 31, 1997. Gains were recognized in the trading of commodity futures in metals, currencies, indices and interest rate products.

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

Item 8.                 Financial Statements and Supplementary Data.




                         SHEARSON MID-WEST FUTURES FUND
                          INDEX TO FINANCIAL STATEMENTS



                                                                       Page
                                                                       Number


Report of Independent Accountants.                                       F-2

Financial Statements:
Statement of Financial Condition at
December 31, 1997 and 1996.                                              F-3

Statement of Income and Expenses for
the years ended December 31, 1997,
1996 and 1995.                                                           F-4

Statement of Partners' Capital for the
years ended December 31, 1997, 1996,
and 1995.                                                                F-5

Notes to Financial Statements.                                        F-6 - F-11

           Report of Independent Accountants

To the Partners of
   Shearson Mid-West Futures Fund:

We have audited the accompanying statement of financial condition of SHEARSON MID-WEST FUTURES FUND (a New York Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income and expenses and partners' capital for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson Mid-West Futures Fund as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.




                                                        Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998

                         Shearson Mid-West Futures Fund
                        Statement of Financial Condition
                           December 31, 1997 and 1996


                                              1997        1996
Assets:
Equity in commodity futures
  trading account:
   Cash and cash equivalents
   (Note 3c)                             $62,456,814   $67,722,636
   Net unrealized appreciation
    on open futures contracts              3,053,604     1,232,573
                                         -----------   -----------
                                          65,510,418    68,955,209
Interest receivable                          223,149       220,614
                                         -----------   -----------
                                         $65,733,567   $69,175,823
                                         -----------   -----------

Liabilities and Partners'Capital:
Liabilities:
  Accrued expenses:
   Commissions                           $   328,668   $   345,879
   Management fees                           218,016       229,433
   Administrative fees                        54,504        57,358
   Incentive fees                            658,743     1,923,668
   Other                                      41,906        56,280
  Redemptions payable (Note 5)               136,695     4,487,900
                                         -----------   -----------
                                           1,438,532     7,100,518
                                         -----------   -----------

Partners' capital (Notes 1, 5, and 6):
  General Partner, 322.1307 Unit
   equivalents outstanding in
   1997 and 1996                             840,500       744,070
  Limited Partners, 24,319.6068
   and 26,552.1832 Units of
  Limited Partnership
   Interest outstanding in 1997
   and 1996, respectively                 63,454,535    61,331,235
                                         -----------   -----------
                                          64,295,035    62,075,305
                                         -----------   -----------
                                         $65,733,567   $69,175,823
                                         -----------   -----------


See notes to financial statements.

                         Shearson Mid-West Futures Fund
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1997, 1996 and 1995


                                         1997          1996            1995
Income:
  Net gains on trading of
   commodity interests:
   Realized gains on
    closed positions               $ 11,287,479    $ 21,703,191    $ 26,698,849
   Change in
    unrealized gains/
    losses on open
    positions                         1,821,031        (895,461)     (2,189,221)
                                   ------------    ------------    ------------
                                     13,108,510      20,807,730      24,509,628
  Less, brokerage
   commissions and
   clearing fees
   ($48,998, $56,807,
   and $55,021,
   respectively)
   (Note 3c)                         (3,894,823)     (3,740,843)     (3,830,022)
                                   ------------    ------------    ------------
  Net realized and
   unrealized gains                   9,213,687      17,066,887      20,679,606
  Interest income
   (Note 3c)                          2,495,221       2,245,474       2,649,301
                                   ------------    ------------    ------------
                                     11,708,908      19,312,361      23,328,907
                                   ------------    ------------    ------------
Expenses:

  Management fees (Note 3b)           2,494,842       2,387,610       2,443,591
  Incentive fees (Note 3b)              913,533       1,923,668       1,123,640
  Administrative fees (Note 3a)         623,709         596,902         610,897
  Other expenses                         58,124          80,386          67,892
                                   ------------    ------------    ------------
                                      4,090,208       4,988,566       4,246,020
                                   ------------    ------------    ------------
Net income                         $  7,618,700    $ 14,323,795    $ 19,082,887
                                   ------------    ------------    ------------
Net income per Unit of
  Limited Partnership
  Interest
  and General Partner Unit
  equivalent (Notes 1 and 6)       $     299.35    $     487.33    $     484.87
                                   ------------     ------------    ------------



See notes to financial statements.

                         Shearson Mid-West Futures Fund
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1997, 1996, and 1995


                                   Limited       General
                                   Partners      Partner        Total
Partners' capital at
   December 31, 1994           $ 53,012,241    $ 630,203    $ 53,642,444
Net Income                       18,854,450      228,437      19,082,887
Redemption of
   8,460.1486 Units of
   Limited Partnership
   Interest and
   General Partner
   redemption representing
   149 Unit equivalents         (15,057,293)    (271,554)    (15,328,847)
                               ------------    ---------    ------------
Partners' capital at
   December 31, 1995             56,809,398      587,086      57,396,484
Net Income                       14,166,811      156,984      14,323,795
Redemption of
   4,618.7813 Units of
Limited Partnership Interest     (9,644,974)          --      (9,644,974)
                               ------------    ---------    ------------
Partners' capital at
   December 31, 1996             61,331,235      744,070      62,075,305
Net Income                        7,522,270       96,430       7,618,700
Redemption of
   2,232.5764 Units of
  Limited Partnership
   Interest                      (5,398,970)          --      (5,398,970)
                               ------------    ---------    ------------
Partners' capital at
   December 31, 1997           $ 63,454,535    $ 840,500    $ 64,295,035
                               ------------    ---------    ------------



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

    Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of
    Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note 3c). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

    b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    c. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

    a. Limited Partnership Agreement:

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

    b. Management Agreement:

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

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement which was assigned to SB whereby SB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage fee to SB equal to 1/2 of 1% of month-end Net Assets (6% per year), in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts, as required by Commodity Futures Trading Commission regulations. At December 31, 1997 and 1996, the amount of cash held for margin requirements was $7,529,226 and $5,420,012, respectively. SB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31, 1997 and 1996, was $3,053,604 and $1,232,573,
    respectively, and the average fair value during the years then ended, based on monthly calculation, was $3,584,774 and $6,115,369, respectively.

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

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit for the years ended December 31, 1997, 1996 and 1995 were as follows:



                                    1997       1996      1995
Net realized and
 unrealized gains                $361.46      $580.24 $   $526.56
Interest income                    95.57        74.28       75.44
Expenses                         (157.68)     (167.19)    (117.13)
                                  --------    --------    --------
Increase for year                 299.35       487.33      484.87
Net asset value per
 Unit, beginning of
   year                        $2,309.84      1,822.51    1,337.64
                                --------      --------    --------
Net asset value per
 Unit, end of year             $2,609.19     $2,309.84   $1,822.51
                                --------      --------    --------



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

    The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

    The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $280,212,217 and $428,797,179, respectively, as detailed below. All of these instruments mature within one year of December 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $3,053,604 as detailed below.

                             December 31, 1997
                     ---------------------------------------
                     Notional or Contractual
                      Amount of Commitments
                     To Purchase    To Sell     Fair Value
Currencies
  -OTC Contracts   $ 72,139,633   $137,350,403   $  (315,816)
Interest Rate
  Non-U.S           141,407,722    260,654,913       161,757
Interest Rate        59,122,937             --       470,500
  U.S
Metals                7,541,925     25,355,150     2,293,635
Indices                      --      5,436,713       443,528
                   ------------   ------------   -----------
                   $280,212,217   $428,797,179   $ 3,053,604
                   ------------   ------------   -----------


At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $330,829,321 and $206,505,668, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $1,232,573 as detailed below.

                           December 31, 1996
                    --------------------------------------
                     Notional or Contractual
                     Amount of Commitments
                    To Purchase    To Sell    Fair Value
Currencies
  -OTC Contracts   $ 99,141,055   $ 75,992,123   $   404,909
Interest Rate
  Non-U.S           219,258,860     87,845,793      (145,247)
Interest Rate
  U.S               12,429,406             --      (153,281)
Metals                       --     36,526,210       824,200
Indices                      --      6,141,542       301,992
                   ------------   ------------   -----------
                   $330,829,321   $206,505,668   $ 1,232,573
                   ------------   ------------   -----------

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.
                  During the last two fiscal years and any subsequent
interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10.          Directors and Executive Officers of the Registrant.
                  The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by John W. Henry & Company, Inc. (the "Advisor").
Item 11.          Executive Compensation.
                  The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 1997, SB earned $3,894,823 in brokerage commissions and clearing fees. The Advisor earned $2,494,842 in management fees and $913,533 in incentive fees during 1997. The General Partner earned $623,709 in administrative fees during 1997.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.
                  (a). Security ownership of certain beneficial owners.
The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
                  (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 322.1307 (1.3%) Units of limited partnership interest as of December 31, 1997.
                  (c). Changes in control.  None.
Item 13.          Certain Relationships and Related Transactions.
                  Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."

                                     PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.
         (a) (1)         Financial Statements:
                         Statement of Financial Condition at December 31, 1997 and 1996.
                         Statement  of  Income   and   Expenses  for  the  years
                         ended December 31, 1997, 1996 and 1995.

                         Statement of Partners' Capital for the years ended December 31, 1997, 1996 and 1995.
                 (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 1997.
                 (3)     Exhibits:
                         3.1 - Certificate of Limited Partnership (previously filed).
                         3.2 -       Limited  Partnership  Agreement (previously
                                     filed).
                         10.1 - Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (previously filed).
                         10.2 - Customer Agreement between Partnership and Smith Barney Shearson Inc. (previously filed).
                         10.3 - Form of Subscription Agreement (previously filed).
                         10.4 - Letter dated February 16, 1995 from General Partner to John W. Henry & Company, Inc. extending Management Agreement (previously filed).
                         10.5- Letters extending Management Agreement with John W. Henry & Company, Inc. for 1996 and 1997 (filed herein).

         (b)     Report on Form 8-K:  None Filed

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To
Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

          Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

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



/s/  David J. Vogel                          /s/     Jack H. Lehman III
David J. Vogel,                                      Jack H. Lehman III
Director, Principal Executive                        Chairman and Director
Officer and President



/s/ Michael Schaefer                         /s/    Daniel A. Dantuono
Michael Schaefer                                    Daniel A. Dantuono
Director                                            Treasurer, Chief Financial
                                                    Officer and Director



/s/  Daniel R. McAuliffe, Jr.                 /s/    Steve J. Keltz
Daniel R. McAuliffe, Jr.                             Steve J. Keltz
Director                                             Secretary and Director



/s/  Shelley Ullman
Shelley Ullman
Director