Form 10-Q
period 1998-03-31
SLB MID WEST FUTURES FUND LP
filed 1998-05-15
CIK 924875

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1998

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   March 31, 1998 and December 31, 1997.                3

                   Statement of Income and Expenses
                   and Partners' Capital for the three
                   months ended March 31, 1998 and 1997.                4

                   Notes to Financial Statements                      5 - 8

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                         9 - 10

PART II - Other Information                                          11 - 12

                                     PART I
                          Item 1. Financial Statements

                        Shearson Mid - West Futures Fund
                        Statement of Financial Condition


                                                         March 31,  December 31,
                                                           1998         1997
                                                       -----------   -----------
Assets:                                                (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                            $57,783,950   $62,456,814
  Net unrealized appreciation
  on open futures contracts                                611,973     3,053,604
                                                       -----------   -----------
                                                        58,395,923    65,510,418
Interest receivable                                        205,285       223,149
                                                       ===========   ===========
                                                       $58,601,208   $65,733,567
                                                       ===========   ===========


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                          $   293,006   $   328,668
  Management fees                                          194,230       218,016
  Administrative fees                                       48,558        54,504
  Incentive fees                                                 -       658,743
  Other fees                                                39,109        41,906
 Redemptions payable                                       286,286       136,695
                                                       -----------   -----------

                                                           861,189     1,438,532
                                                       -----------   -----------

Partners' Capital:
  General Partner, 322.1307 Unit equivalents
    outstanding in 1998 and 1997                           759,323       840,500
  Limited Partners, 24,173.1545 and 24,319.6068
    Units of Limited Partnership Interest
    outstanding in 1998 and 1997, respectively          56,980,696    63,454,535
                                                       -----------   -----------
                                                        57,740,019    64,295,035
                                                       -----------   -----------
                                                       $58,601,208   $65,733,567
                                                       ===========   ===========

See Notes to Financial Statements.

                         SHERASON MID-WEST FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   -----------------------------
                                                       1998            1997
                                                   ------------    -------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions      $ (2,663,124)   $  2,515,723
  Change in unrealized gains/losses on open
   positions                                         (2,441,631)       (870,312)
                                                   ____________    ____________

                                                     (5,104,755)      1,645,411
Less, brokerage commissions and clearing fees
  ($15,787 and $10,254, respectively)                  (971,045)       (983,945)
                                                   ____________    ____________

  Net realized and unrealized gains (losses)         (6,075,800)        661,466
  Interest income                                       634,377         628,329
                                                   ____________    ____________

                                                     (5,441,423)      1,289,795
                                                   ____________    ____________


Expenses:
  Management fees                                       599,477         636,972
  Administrative fees                                   149,869         159,243
  Other                                                  17,339          19,159
                                                   ____________    ____________

                                                        766,685         815,374
                                                   ____________    ____________

  Net income (loss)                                  (6,208,108)        474,421
  Redemptions                                          (346,908)       (508,995)
                                                   ____________    ____________

  Net decrease in Partners' capital                  (6,555,016)        (34,574)

Partners' capital, beginning of period               64,295,035      62,075,305
                                                   ____________    ____________

Partners' capital, end of period                   $ 57,740,019    $ 62,040,731
                                                   ------------    ------------

Net asset value per Unit
  (24,495.2852 and 26,662.1607 Units outstanding
  at March 31, 1998 and 1997, respectively)        $   2,357.19    $   2,326.92
                                                   ------------    ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent     $    (252.00)   $      17.08
                                                   ------------    ------------

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1998 and the results of its operations for the three months ended March 31, 1998, and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                   (Continued)


2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three months ended March 31, 1998 and 1997 were as follows:

                                             THREE-MONTHS ENDED
                                                   MARCH 31,
                                            1998              1997

Net realized and unrealized
 gains (losses)                          $ (246.63)         $   23.96
Interest income                              25.75              23.49
Expenses                                    (31.12)            (30.37)
                                         ----------         ----------

Increase (decrease) for period             (252.00)             17.08

Net Asset Value per Unit,
  beginning of period                     2,609.19           2,309.84
                                         ----------         ---------

Net Asset Value per Unit,
  end of period                          $2,357.19          $2,326.92
                                         ==========         =========

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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1998 and 1997 was $611,973 and $362,261, respectively, and the average fair value during the three months then ended, based on monthly calculation, was $988,388 and $2,388,840, respectively.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $444,621,778 and $439,404,405, respectively, as detailed below. All of these instruments mature within one year of March 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1998, the fair value of the Partnership's derivatives including options thereon, was $611,973 as detailed below.

                                     MARCH 31, 1998
                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                 TO PURCHASE     TO SELL           FAIR VALUE

Currencies *                     $ 41,694,992    $ 84,963,457      $ 962,369
Interest Rates Non-U.S.           402,926,786     183,968,842        (10,403)
Interest Rates U.S.                         -     170,472,106       (339,994)
                                 ------------    ------------      ----------

Totals                           $444,621,778    $439,404,405      $ 611,973
                                 ============    ============      =========


      At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $72,101,339 and $404,042,119, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $362,261, as detailed below.

                                      MARCH 31, 1997
                                  NOTIONAL OR CONTRACTUAL
                                   AMOUNT OF COMMITMENTS
                                 TO PURCHASE     TO SELL           FAIR VALUE

Currencies *                     $ 35,497,762    $ 66,798,843      $(465,635)
Interest Rates Non-U.S.            30,464,402     253,375,620        141,571
Interest Rates U.S.                         -      83,867,656        781,000
Metals                              6,139,175               -        (94,675)
                                 ------------    ------------      ----------

Total                            $ 72,101,339    $404,042,119      $ 362,261
                                 ============    ============      =========


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

      For the three months ended March 31, 1998, Partnership capital decreased 10.2% from $64,295,035 to $57,740,019. This decrease was attributable to the redemption of 146.4523 limited partnership Units resulting in an outflow of $346,908 together with a net loss from operations of $6,208,108 for the three months ended March 31, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's first quarter of 1998, the net asset value per Unit decreased 9.7% from $2,609.19 to $2,357.19 as compared to the first quarter of 1997 in which the net asset value per Unit increased by 0.7%. The Partnership experienced a net trading loss before commissions and expenses in the first quarter of 1998 of $5,104,755. Losses were experienced in the trading of commodity futures in currencies, indices, U.S. interest rates and metals which were partially offset by gains in the trading of non- U.S. interest rates. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $1,645,411. Gains were recognized in the trading of commodity futures in currencies, metals and indices which were partially offset by losses recognized in the trading of interest rate products.

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

      Interest income on 80% of the Partnership's average daily equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 1998, increased by $6,048, as compared to the corresponding period in 1998. This increase is primarily due to the effect of an increase in interest rates during the three months ended March 31, 1998 as compared to 1997.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1998 decreased by $12,900 as compared to the corresponding period in 1997.

      All trading decisions for the Partnership are currently being made by the Advisor. Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1998 decreased by $37,495, as compared to the corresponding period in 1997.

      Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 1998 decreased by $9,374, as compared to the corresponding period in 1997.

      Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. No incentive fees were earned for the three months ended March 31, 1998 or 1997.

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings

        Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R- H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence
        A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

        In consolidated action, the plaintiffs purport to represent a class of persons who bought one or more of what they currently estimate to be approximately 1,650 securities on NASDAQ between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorney's fees and the costs of the action. (The state cases seek similar relief.) Plaintiffs in the consolidated action filed an amended consolidated complaint that defendants answered in December 1995. On November 26, 1996, the Court certified a class composed of retail purchasers. A motion to include institutional investors in the class and to add class representatives was granted. In December 1997, SBI, SB and R-H, along with several other broker-dealer defendants, executed a settlement agreement with the plaintiffs. This agreement has been preliminarily approved by the U.S. District Court for the Southern District of New York but is subject to final approval.

        On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal is pending.

        The Securities and Exchange Commission ("SEC") is also conducting a review of the NASDAQ marketplace, during which it has subpoenaed documents and taken the testimony of various individuals including SBI and SB personnel. In July 1996, the SEC reached a settlement with the National Association of Securities Dealers and issued a report detailing certain conclusions with respect to the NASD and the NASDAQ market.

        In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Sterns & Co. Inc. et al.) Has been stayed by agreement of the parties.

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

Date:    5/15/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    5/15/98


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    5/15/98