Form 10-Q
period 1998-06-30
SLB MID WEST FUTURES FUND LP
filed 1998-08-13
CIK 924875

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1998

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

                                                                     Page
                                                                    Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   June 30, 1998 and December 31, 1997.                3

                   Statement of Income and Expenses
                   and Partners' Capital for the three
                   and six months ended June 30, 1998
                   and 1997.                                           4

                   Notes to Financial Statements                     5 - 8

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                        9 - 11

       Item 3.     Quantitative and Qualitative
                   Disclosures of Market Risk                          12

PART II - Other Information                                         13 - 14

                                     PART I
                          Item 1. Financial Statements

                        Shearson Mid - West Futures Fund
                        Statement of Financial Condition


                                                     June 30,       December 31,
                                                       1998             1997
                                                    ------------    ------------
Assets:                                             (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                         $ 54,338,054    $ 62,456,814
  Net unrealized appreciation (depreciation)
  on open futures contracts                           (2,892,308)      3,053,604
                                                    ------------    ------------
                                                      51,445,746      65,510,418
Interest receivable                                      179,279         223,149
                                                    ============    ============
                                                    $ 51,625,025    $ 65,733,567
                                                    ============    ============


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                       $    258,125    $    328,668
  Management fees                                        171,051         218,016
  Administrative fees                                     42,763          54,504
  Incentive fees                                               -         658,743
  Other fees                                              51,682          41,906
Redemptions payable                                      407,899         136,695
                                                    ------------    ------------

                                                         931,520       1,438,532
                                                    ------------    ------------

Partners' Capital:
  General Partner, 322.1307 Unit equivalents
    outstanding in 1998 and 1997                         678,678         840,500
  Limited Partners, 23,739.2508 and 24,319.6068
    Units of Limited Partnership Interest
    outstanding in 1998 and 1997, respectively        50,014,827      63,454,535
                                                    ------------    ------------
                                                      50,693,505      64,295,035
                                                    ------------    ------------
                                                    $ 51,625,025    $ 65,733,567
                                                    ============    ============

See Notes to Financial Statements.

                       SHERASON MID-WEST FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                         ----------------------------    ----------------------------
                                                              1998           1997           1998             1997
                                                         ------------    ------------    ------------    ------------
Income:
  Net gains (losses) on trading of commodity futures:
  Realized losses on closed positions                    $ (1,624,478)   $ (5,988,021)   $ (4,287,602)   $ (3,472,298)
  Change in unrealized gains/losses on open
   positions                                               (3,504,281)      1,680,773      (5,945,912)        810,461
                                                         ------------    ------------    ------------    ------------

                                                           (5,128,759)     (4,307,248)    (10,233,514)     (2,661,837)
Less, brokerage commissions and clearing fees
  ($11,461, $10,154, $27,248 and $20,408 respectively)       (844,702)       (884,802)     (1,815,747)     (1,868,747)
                                                         ------------    ------------    ------------    ------------

  Net realized and unrealized losses                       (5,973,461)     (5,192,050)    (12,049,261)     (4,530,584)



  Interest income                                             540,348         610,376       1,174,725       1,238,705
                                                         ------------    ------------    ------------    ------------

                                                           (5,433,113)     (4,581,674)    (10,874,536)     (3,291,879)
                                                         ------------    ------------    ------------    ------------


Expenses:
  Management fees                                             530,093         571,055       1,129,570       1,208,027
  Administrative fees                                         132,524         142,763         282,393         302,006
  Other                                                        16,714          16,708          34,053          35,867
                                                         ------------    ------------    ------------    ------------

                                                              679,331         730,526       1,446,016       1,545,900
                                                         ------------    ------------    ------------    ------------

  Net loss                                                 (6,112,444)     (5,312,200)    (12,320,552)     (4,837,779)
  Redemptions                                                (934,070)       (664,949)     (1,280,978)     (1,173,944)
                                                         ------------    ------------    ------------    ------------

  Net decrease in Partners' capital                        (7,046,514)     (5,977,149)    (13,601,530)     (6,011,723)

Partners' capital, beginning of period                     57,740,019      62,040,731      64,295,035      62,075,305
                                                         ------------    ------------    ------------    ------------

Partners' capital, end of period                         $ 50,693,505    $ 56,063,582    $ 50,693,505    $ 56,063,582
                                                         ------------    ------------    ------------    ------------

Net asset value per Unit
  (24,061.3815 and 26,356.2202 Units outstanding
  at June 30, 1998 and 1997, respectively)               $   2,106.84    $   2,127.15    $   2,106.84    $   2,127.15
                                                         ------------    ------------    ------------    ------------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $    (250.35)   $    (199.77)   $    (502.35)   $    (182.69)
                                                         ------------    ------------    ------------    ------------

See Notes to Financial Statements

                        Shearson Mid-West Futures Fund
                         Notes to Financial Statements
                                 June 30, 1998
                                  (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are being made by John W. Henry & Company, Inc. (the "Advisor"). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group. SB is a wholly owned subsidiary of SSBH.

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        Shearson Mid-West Futures Fund
                        Notes to Financial Statements
                                 (continued)

2. Net Asset Value Per Unit:

   Changes in net asset value per Unit for the three and six months ended June 30, 1998 and 1997 were as follows:

                                  THREE-MONTHS ENDED       SIX-MONTHS ENDED
                                      JUNE  30,                 JUNE 30,
                                  1998        1997          1998        1997

Net realized and unrealized
 losses                        $ (244.64)   $ (195.25)   $ (491.27)   $ (171.28)
Interest income                    22.17        22.99        47.92        46.48
Expenses                          (27.88)      (27.51)      (59.00)      (57.89)
                               ---------    ---------    ---------    ---------

Decrease for period              (250.35)     (199.77)     (502.35)     (182.69)

Net Asset Value per Unit,
 beginning of period            2,357.19     2,326.92     2,609.19     2,309.84
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                 $2,106.84    $2,127.15    $2,106.84    $2,127.15
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1998 and December 31, 1997 was $(2,892,308) and $3,053,604,
respectively, and the average fair value during the six and twelve months then ended, based on monthly calculation, was $397,108 and $3,584,774, respectively.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $591,560,404 and $638,399,052, respectively, as detailed below. All of these instruments mature within one year of June 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1998, the fair value of the Partnership's derivatives including options thereon, was $(2,892,308) as detailed below.

                                          JUNE 30, 1998
                                      NOTIONAL OR CONTRACTUAL
                                       AMOUNT OF COMMITMENTS
                                   TO PURCHASE     TO SELL           FAIR VALUE

Currencies *                       $ 77,285,387    $147,765,066    $ (2,905,332)
Interest Rates U.S.                 282,692,350               -         552,150
Interest Rates Non U.S.             231,582,667     456,629,659         246,776
Metal                                         -      24,757,230        (537,690)
Indices                                       -       9,247,097        (248,212)
                                   ------------    ------------    ------------

Totals                             $591,560,404    $638,399,052    $ (2,892,308)
                                   ============    ============    ============


      At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $280,212,217 and $428,797,179, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $3,053,604, as detailed below.

                                        DECEMBER 31, 1997
                                     NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                   TO PURCHASE     TO SELL           FAIR VALUE

Currencies *                       $ 72,139,633    $137,350,403    $   (315,816)
Interest Rates U.S.                  59,122,937               -         470,500
Interest Rates Non-U.S              141,407,722     260,654,913         161,757
Metals                                7,541,925      25,355,150       2,293,635
Stock Indices                                 -       5,436,713         443,528
                                   ------------    ------------    ------------

Total                              $280,212,217    $428,797,179    $  3,053,604
                                   ============    ============    ============


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

      For the six months ended June 30, 1998, Partnership capital decreased 21.2% from $64,295,035 to $50,693,505. This decrease was attributable to the redemption of 580.3560 limited partnership Units resulting in an outflow of $1,280,978 coupled with a net loss from operations of $12,320,552 for the six months ended June 30, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000. The failure of vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Partnership.

Results of Operations

      During the Partnership's second quarter of 1998, the net asset value per Unit decreased 10.6% from $2,357.19 to $2,106.84 as compared to the second quarter of 1997 in which the net asset value per Unit decreased by 8.6%. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1998 of $5,128,759. Losses were experienced in the trading of commodity futures in currencies, indices, U.S. and non U.S. interest rates and metals. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $4,307,248. Losses were recognized in the trading of commodity futures in currencies and U.S. and non U.S. interest rates and were partially offset by gains recognized in the trading of metals and indices.

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

      Interest income on 80% of the Partnership's average daily equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and six months ended June 30, 1998, decreased by $70,028 and $63,980, respectively, as compared to the corresponding period in 1997. This decrease is primarily the result of the effect of redemptions on the Partnership's equity maintained in cash during 1998 in addition to negative trading performance.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1998 decreased by $40,100 and 53,000, respectively, as compared to the corresponding periods in 1997.

      Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1998 decreased by $40,962 and $78,457 respectively, as compared to the corresponding periods in 1997.

       Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 1998 decreased by $10,239 and $19,613, respectively, as compared to the corresponding periods in 1997.

      Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 1998 or 1997.

Item 3.     Quantitative and Qualitative Disclosures of Market Risk

        The fund is subject to SEC Financial Reporting Release No. 48, Quantitative and Qualitative Disclosures of Market Risk and will comply with the disclosure and reporting requirements in its form 10K as of December 31, 1998.

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

            On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal was argued in March 1998 and was affirmed in August 1998.

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

            In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) had been subject to a stay by agreement of the parties which will expire on August 21, 1998.

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

Date:    8/14/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    8/14/98


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/14/98