Form 10-Q
period 1998-09-30
SLB MID WEST FUTURES FUND LP
filed 1998-11-13
CIK 924875

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 1998

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

                                                                     Page
                                                                    Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   September 30, 1998 and December 31,
                   1997.                                               3

                   Statement of Income and Expenses
                   and Partners' Capital for the three
                   and nine months ended September 30,
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

                                     PART I
                          Item 1. Financial Statements

                        Shearson Mid - West Futures Fund
                        Statement of Financial Condition


                                                      September 30, December 31,
                                                          1998          1997
                                                      -----------    -----------
Assets:                                               (Unaudited)

Equity in commodity futures trading account:
Cash and cash equivalents                             $52,791,018    $62,456,814
Net unrealized appreciation
on open futures contracts                              15,793,095      3,053,604
                                                      -----------    -----------
                                                       68,584,113     65,510,418
Interest receivable                                       183,290        223,149
                                                      ===========    ===========
                                                      $68,767,403    $65,733,567
                                                      ===========    ===========


Liabilities and Partners' Capital:

Liabilities:
Accrued expenses:
Commissions                                           $   343,837    $   328,668
Management fees                                           227,920        218,016
Administrative fees                                        56,980         54,504
Incentive fees                                            573,485        658,743
Other fees                                                 47,676         41,906
Redemptions payable                                       858,194        136,695
                                                      -----------    -----------

                                                        2,108,092      1,438,532
                                                      -----------    -----------

Partners' Capital:
General Partner, 322.1307 Unit equivalents
outstanding in 1998 and 1997                              907,030        840,500
Limited Partners, 23,351.8501 and 24,319.6068
Units of Limited Partnership Interest
outstanding in 1998 and 1997, respectively             65,752,281     63,454,535
                                                      -----------    -----------
                                                       66,659,311     64,295,035
                                                      -----------    -----------
                                                      $68,767,403    $65,733,567
                                                      ===========    ===========

See Notes to Financial Statements.

                         SHEARSON MID-WEST FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                        ----------------------------    ----------------------------
                                                            1998            1997             1998           1997
Income:
Net gains (losses) on trading of commodity
futures:
Realized gains (losses) on closed positions             $     47,502    $  6,716,443    $ (4,240,100)   $  3,244,145
Change in unrealized gains/losses on open
positions                                                 18,685,403       2,822,794      12,739,491       3,633,255
                                                        ____________    ____________    ____________    ____________

                                                          18,732,905       9,539,237       8,499,391       6,877,400
Less, brokerage commissions and clearing fees
($14,117, $15,855, $41,365 and $36,263, respectively)       (954,599)     (1,002,539)     (2,770,346)     (2,871,286)
                                                        ____________    ____________    ____________    ____________

Net realized and unrealized gains                         17,778,306       8,536,698       5,729,045       4,006,114
Interest income                                              553,988         634,571       1,728,713       1,873,276
                                                        ____________    ____________    ____________    ____________

                                                          18,332,294       9,171,269       7,457,758       5,879,390
                                                        ____________    ____________    ____________    ____________


Expenses:
Management fees                                              591,342         640,598       1,720,912       1,848,625
Administrative fees                                          147,836         160,149         430,229         462,155
Incentive fees                                               573,485         254,790         573,485         254,790
Other                                                         17,276          14,073          51,329          49,940
                                                        ____________    ____________    ____________    ____________

                                                           1,329,939       1,069,610       2,775,955       2,615,510
                                                        ____________    ____________    ____________    ____________

Net income                                                17,002,355       8,101,659       4,681,803       3,263,880
Redemptions                                               (1,036,549)     (2,249,752)     (2,317,527)     (3,423,696)
                                                        ____________    ____________    ____________    ____________

Net increase (decrease) in Partners' capital              15,965,806       5,851,907       2,364,276        (159,816)

Partners' capital, beginning of period                    50,693,505      56,063,582      64,295,035      62,075,305
                                                        ____________    ____________    ____________    ____________

Partners' capital, end of period                        $ 66,659,311    $ 61,915,489    $ 66,659,311    $ 61,915,489
                                                        ------------    ------------    ------------    ------------

Net asset value per Unit
(23,673.9808 and 25,421.6313 Units outstanding
at September 30, 1998 and 1997, respectively)           $   2,815.72    $   2,435.54    $   2,815.72    $   2,435.54
                                                        ------------    ------------    ------------    ------------


Net income per Unit of Limited Partnership
Interest and General Partner Unit equivalent            $     708.88    $     308.39    $     206.53    $     125.70
                                                        ------------    ------------    ------------    ------------

See Notes to Financial Statements

                        Shearson Mid-West Futures Fund
                         Notes to Financial Statements
                              September 30, 1998
                                  (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Travelers Group Inc. All trading decisions for the Partnership are being made by John W. Henry & Company, Inc. (the "Advisor"). (see Note 5)

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                        Shearson Mid-West Futures Fund
                        Notes to Financial Statements
                                 (continued)

2. Net Asset Value Per Unit:

   Changes in net asset value per Unit for the three and nine months ended September 30, 1998 and 1997 were as follows:

                                  THREE-MONTHS ENDED        NINE-MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                  1998         1997         1998        1997

Net realized and unrealized
gains                          $  741.23    $  325.11    $  249.96    $  153.83
Interest income                    23.07        24.33        70.99        70.81
Expenses                          (55.42)      (41.05)     (114.42)      (98.94)
                               ---------    ---------    ---------    ---------

Increase for period               708.88       308.39       206.53       125.70

Net Asset Value per Unit,
beginning of period             2,106.84     2,127.15     2,609.19     2,309.84
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
end of period                  $2,815.72    $2,435.54    $2,815.72    $2,435.54
                               =========    =========    =========    =========


3. Trading Activities:

      The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

      The  Customer   Agreement  between  the  Partnership  and  SSB  gives  the
Partnership the legal right to net unrealized gains and losses.

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1998 and December 31, 1997 was $15,793,095 and $3,053,604, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $2,519,424 and $3,584,774, respectively.

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

      Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1998, the notional or contractual amounts of the

Partnership's   commitment   to  purchase   and  sell  these   instruments   was
$1,108,528,769 and $48,032,091, respectively, as detailed below. All of these instruments mature within one year of September 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1998, the fair value of the Partnership's derivatives including options thereon, was $15,793,095, as detailed below.

                                       SEPTEMBER 30, 1998
                                     NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                 TO PURCHASE     TO SELL           FAIR VALUE

Currencies *                    $  137,924,700   $   30,933,922   $    3,148,282
Interest Rates U.S.                272,910,800                -        3,803,450
Interest Rates Non-U.S.            697,693,269        3,468,400        7,932,401
Indices                                      -       13,629,769          908,962
                                --------------   --------------   --------------

Totals                          $1,108,528,769   $   48,032,091   $   15,793,095
                                ==============   ==============   ==============


      At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $280,212,217 and $428,797,179, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $3,053,604, as detailed below.

                                        DECEMBER 31, 1997
                                      NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                 TO PURCHASE     TO SELL           FAIR VALUE

Currencies *                       $ 72,139,633    $137,350,403    $   (315,816)
Interest Rates U.S.                  59,122,937               -         470,500
Interest Rates Non-U.S.             141,407,722     260,654,913         161,757
Metals                                7,541,925      25,355,150       2,293,635
Stock Indices                                 -       5,436,713         443,528
                                   ------------    ------------    ------------

Total                              $280,212,217    $428,797,179    $  3,053,604
                                   ============    ============    ============


      * The notional or contractual commitment amounts and the fair value amounts listed for the currency sector represent OTC contracts. All other sectors listed represent exchange traded contracts.

5.    Subsequent Event:

      On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 1998, Partnership capital increased 3.7% from $64,295,035 to $66,659,311. This increase was attributable to net income from operations of $4,681,803 which was partially offset by the redemption of 967.7567 Units resulting in an outflow of $2,317,527 for the nine months ended September 30, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SSB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000.

      The most likely and most significant risk to the Partnership associated with the lack of year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations or regulators with which the Partnership interacts to resolve their year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

      In  addition,   the  General  Partner  is  addressing  the   technological
implications that will result from regulatory and market changes due to Europe's Economic and Monetary Union ("EMU").

      Risks to the Partnership exist in the lack of experience with this new currency and the potential impact it can have on the Advisors' trading program. Risks also exist in the failure of external information technology and accounting systems to adequately prepare for the conversion. This issue is particularly acute in the area of the exchanges, clearing houses and over-the-counter foreign exchange markets where the futures interests are traded. If the necessary changes are not properly implemented, the Partnership could suffer failed trade settlements, inability to reconcile trading positions and funding disruptions. Such events could result in erroneous entries in the Partnership's accounts, mispriced transactions, and a delay or inability to provide timely pricing of Units for the purpose of effecting purchases and redemptions.

      SSB has evaluated its internal systems and made the necessary changes to accommodate EMU transactions on behalf of the Partnership. The General Partner will continue to monitor and communicate with the Advisor and related third-party entities to assure preparation for the EMU conversion and advanced notification of impending issues or problems.

Results of Operations

      During the Partnership's third quarter of 1998, the net asset value per Unit increased 33.6% from $2,106.84 to $2,815.72 as compared to the third quarter of 1997 in which the net asset value per Unit increased by 14.5%. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $18,732,905. Gains were recognized in the trading of commodity futures in currencies, indices and U.S. and non-U.S. interest rates and were partially offset by losses in metals. The
Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1997 of $9,539,237. Gains were recognized in the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and indices.

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

      Interest income on 80% of the Partnership's average daily equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 1998, decreased by $80,583 and $144,563, respectively, as compared to the corresponding periods in 1997. This decrease is primarily the result of the effect of redemptions on the Partnership's equity maintained in cash during 1998.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1998 decreased by $47,940 and 100,940, respectively, as compared to the corresponding periods in 1997.

      Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 1998 decreased by 49,256 and $127,713, respectively, as compared to the corresponding periods in 1997.

      Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 1998 decreased by $12,313 and $31,926, respectively, as compared to the corresponding periods in 1997.

      Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $573,485. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $254,790.

Item 3.       Quantitative and Qualitative Disclosures of Market Risk

      The Partnership is subject to SEC Financial Reporting Release No. 48, regarding quantitative and qualitative disclosures of market risk and will comply with the disclosure and reporting requirements in its Form 10-K as of December 31, 1998.

                            PART II OTHER INFORMATION

Item 1.       Legal Proceedings

    Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), Smith Barney Inc. ("SB") and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBH"), along with a number of other broker- dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV- 3996
    (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

Date:    11/12/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/12/98


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/12/98