Form 10-Q
period 1999-03-31
SLB MID WEST FUTURES FUND LP
filed 1999-05-14
CIK 924875

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1999

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

                                                                            Page
                                                                          Number

PART I - Financial Information:

Item 1.   Financial Statements:
          Statement of Financial Condition
          at March 31, 1999 (unaudited)and
          December 31, 1998.                                                 3

          Statement of Income and Expenses and Partners'
          Capital for the three months ended March 31, 1999
          and 1998 (unaudited).                                            4

          Notes to Financial Statements
          (unaudited)                                                     5 - 8

          Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                      9 - 12

Item 3.   Quantitative and Qualitative
          Disclosures of Market Risk                                     13 - 14

PART II - Other Information                                                 15

                                     PART I
                          Item 1. Financial Statements

                        Shearson Mid - West Futures Fund
                        Statement of Financial Condition


                                                    March 31,   December 31,
                                                      1999         1998
                                                  -----------   ------------
Assets:                                           (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                       $54,696,324   $57,448,807
  Net unrealized appreciation
  on open futures contracts                         1,627,430     6,340,737
                                                  -----------   -----------
                                                   56,323,754    63,789,544
Interest receivable                                   169,127       175,495
                                                  ===========   ===========
                                                  $56,492,881   $63,965,039
                                                  ===========   ===========


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                     $   282,464   $   319,825
  Management fees                                     187,227       212,009
  Administrative fees                                  46,807        53,002
  Other fees                                           42,408        42,480
 Redemptions payable                                  560,322       555,220
                                                  -----------   -----------

                                                    1,119,228     1,182,536
                                                  -----------   -----------

Partners' Capital:
  General Partner, 322.1307 Unit equivalents
    outstanding in 1999 and 1998                      797,937       870,342
  Limited Partners, 22,032.4659 and 22,914.8951
    Units of Limited Partnership Interest
    outstanding in 1999 and 1998, respectively     54,575,716    61,912,161
                                                  -----------   -----------
                                                   55,373,653    62,782,503
                                                  -----------   -----------
                                                  $56,492,881   $63,965,039
                                                  ===========   ===========

See Notes to Financial Statements.

                                               3

                         SHERASON MID-WEST FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                            1999            1998
                                                     -------------  ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions         $    735,224   (2,663,124)
  Change in unrealized gains/losses on open
   positions                                            (4,713,307)  (2,441,631)
                                                      ____________   ___________

                                                        (3,978,083)  (5,104,755)
Less, brokerage commissions including clearing fees
  of $15,504 and $15,787, respectively                    (946,187)    (971,045)
                                                      ____________   ___________

  Net realized and unrealized losses                    (4,924,270)  (6,075,800)
  Interest income                                          494,229       634,377
                                                      ____________    __________

                                                        (4,430,041)   5,441,423)
                                                      ____________    __________


Expenses:
  Management fees                                          581,441       599,477
  Administrative fees                                      145,360       149,869
  Other                                                     16,740        17,339
                                                      ____________    __________

                                                           743,541       766,685
                                                      ____________   ___________

  Net loss                                              (5,173,582)  (6,208,108)
  Redemptions                                           (2,235,268)    (346,908)
                                                      ____________   ___________

  Net decrease in Partners' capital                     (7,408,850)  (6,555,016)

Partners' capital, beginning of period                  62,782,503    64,295,035
                                                      ____________   ___________

Partners' capital, end of period                      $ 55,373,653    57,740,019
                                                      ------------   -----------

Net asset value per Unit
  (22,354.5966 and 24,495.2852 Units outstanding
  at March 31, 1999 and 1998, respectively)           $   2,477.06      2,357.19
                                                      ------------   -----------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $    (224.77)     (252.00)
                                                      ------------   -----------
See Notes to Financial Statements.
                                                                    4

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker, is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are being made by John
W. Henry & Company, Inc. (the "Advisor").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                   (continued)

2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three months months ended March 31, 1999 and 1998 were as follows:

                                     THREE-MONTHS ENDED
                                         MARCH 31,
                                 ----------     ---------
                                       1999          1998
                                 ----------     ---------

Net realized and unrealized
 losses                       $    (213.89)$    (246.63)
Interest income                      21.58        25.75
Expenses                            (32.46)      (31.12)
                                  ---------    ---------

Decrease for period                (224.77)     (252.00)

Net Asset Value per Unit,
 beginning of period              2,701.83     2,609.19
                                  ---------    ---------

Net Asset Value per Unit,
 end of period                $   2,477.06 $   2,357.19
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 1999 and December 31, 1998 was $1,627,430 and $6,340,737, respectively, and the average fair value during the three and twelve months then ended, based on a monthly calculation, was $2,637,289 and $3,792,199, respectively.

4. Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

         At March 31, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $207,429,573 and $477,483,453, respectively, as detailed below. All of these instruments mature within one year of March 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1999, the fair value of the Partnership's derivatives including options thereon, if applicable, was $1,627,430, as detailed below.

                                 MARCH 31, 1999
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                           TO PURCHASE        TO SELL     FAIR VALUE

Currencies
- OTC Contracts           $ 18,787,100   $111,027,606   $    455,647
Interest Rates U.S.               --      133,420,588        728,650
Interest Rates Non-U.S     172,765,193    204,406,565       (469,240)
Metals                            --       28,496,560        109,230
Stock Indices               15,877,280        132,134        803,143
                          ------------   ------------   ------------

Totals                    $207,429,573   $477,483,453   $  1,627,430
                          ============   ============   ============

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $387,519,021 and $397,589,186, respectively and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $6,340,737, as detailed below.

                                DECEMBER 31, 1998
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                           TO PURCHASE        TO SELL     FAIR VALUE

Currencies
 -OTC Contracts           $ 32,353,773   $ 10,033,454   $    332,575
Interest Rates U.S.         61,058,375     68,811,675       (462,275)
Interest Rates Non-U.S     294,106,873    313,773,297      6,473,917
Metals                            --        4,970,760         (3,480)
                          ------------   ------------   ------------

Total                     $387,519,021   $397,589,186   $  6,340,737
                          ============   ============   ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the three months ended March 31, 1999, Partnership capital decreased 11.8% from $62,782,503 to $55,373,653. This decrease was attributable to a net loss from operations of $5,173,582 coupled with the redemption of
882.4292 Units resulting in an outflow of $2,235,268 for the three months ended March 31, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.


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

Results of Operations

         During the partnership's first quarter of 1999, the net asset value per Unit decreased 8.3% from $2,701.83 to $2,477.06 as compared to a decrease of 9.7% in the first quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 1999 of $3,978,083. Losses were primarily attributable to losses in the trading of commodity futures in non-U.S. interest rates and metals and were partially offset by gains in currencies, indices and U.S. interest rates. The Partnership experienced a net trading loss before commissions and related fees in the first quarter of 1998 of $5,104,755. Losses were primarily attributable to the trading of commodity futures in currencies, U.S. interest rates, indices and metals and were partially offset by gains in non-U.S. interest rates.

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

         Interest income on 80% of the Partnership's average daily equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 1999, decreased by $140,148 as compared to the corresponding period in 1998. This decrease is primarily the result of the effect of redemptions on the Partnership's equity maintained in cash during 1999.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 1999 decreased by $24,858 as compared to the corresponding period in 1998.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 1999 decreased by $18,036 as compared to the corresponding period in 1998.

         Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 1999 decreased by $4,509 as compared to the corresponding period in 1998.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. No incentive fees were earned for the three months ended March 31, 1999 or 1998.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 1999, the Partnership's total capitalization was $55,373,653. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.

                              March 31, 1999

                                      % of Total
Market Sector          Value at Risk  Capitalization

Currencies
 - OTC Contracts          $184,140      0.33%
Interest rates U.S.        169,449      0.32%
Interest rates Non-U.S      85,500      0.15%
Metals                      71,200      0.13%
Indices                    157,388      0.28%
                          --------      ----

Total                     $667,677      1.21%
                          ========      ====

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

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



By:        /s/ David J. Vogel
           David J. Vogel, President

Date:     5/14/99

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:        Smith Barney Futures Management Inc.
           (General Partner)


By:        /s/ David J. Vogel
           David J. Vogel, President

Date:     5/14/99



By:        /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:     5/14/99