Form 10-Q
period 1999-06-30
SLB MID WEST FUTURES FUND LP
filed 1999-08-13
CIK 924875

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1999

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
          Statement of Financial Condition
          at June 30, 1999 (unaudited)and
          December 31, 1998.                                     3

          Statement of Income and Expenses
          and Partners' Capital for the three
          and six months ended June 30, 1999
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

                                     PART I
                          Item 1. Financial Statements

                        Shearson Mid - West Futures Fund
                        Statement of Financial Condition

                                                    June 30,    December 31,
                                                     1999           1998
                                                  -----------  ------------
                                                  (Unaudited)
Assets:
Equity in commodity futures trading account:
  Cash                                            $55,091,479   $57,448,807
  Net unrealized appreciation
  on open futures contracts                         5,820,150     6,340,737
                                                  -----------   -----------
                                                   60,911,629    63,789,544
Interest receivable                                   174,788       175,495
                                                  ===========   ===========
                                                  $61,086,417   $63,965,039
                                                  ===========   ===========


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                     $   305,432   $   319,825
  Management fees                                     202,488       212,009
  Administrative fees                                  50,622        53,002
  Other fees                                           34,710        42,480
 Redemptions payable                                  588,540       555,220
                                                  -----------   -----------

                                                    1,181,792     1,182,536
                                                  -----------   -----------

Partners' Capital:
  General Partner, 322.1307 Unit equivalents
    outstanding in 1999 and 1998                      905,777       870,342
  Limited Partners, 20,982.3589 and 22,914.8951
    Units of Limited Partnership Interest
    outstanding in 1999 and 1998, respectively     58,998,848    61,912,161
                                                  -----------   -----------
                                                   59,904,625    62,782,503
                                                  -----------   -----------
                                                  $61,086,417   $63,965,039
                                                  ===========   ===========

See Notes to Financial Statements.

                       SHERASON MID-WEST FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                        -----------------------------    -----------------------------
                                                              1999              1998         1999           1998

                                                         ---------------------------     -----------------------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions            $  4,294,336    $ (1,624,478)   $  5,029,560    $ (4,287,602)
  Change in unrealized gains/losses on open
   positions                                                4,192,720      (3,504,281)       (520,587)     (5,945,912)
                                                         ------------    ------------    ------------    ------------
                                                            8,487,056      (5,128,759)      4,508,973     (10,233,514)
Less, brokerage commissions including clearing fees of
  $11,434, $11,461, $26,938 and $27,248 respectively         (925,391)       (844,702)     (1,871,578)     (1,815,747)
                                                         ------------    ------------    ------------    ------------
  Net realized and unrealized gains (losses)                7,561,665      (5,973,461)      2,637,395     (12,049,261)
  Interest income                                             498,605         540,348         992,834       1,174,725
                                                         ------------    ------------    ------------    ------------
                                                            8,060,270      (5,433,113)      3,630,229     (10,874,536)
                                                         ------------    ------------    ------------    ------------

Expenses:
  Management fees                                             586,387         530,093       1,167,828       1,129,570
  Administrative fees                                         146,596         132,524         291,956         282,393
  Other                                                        16,606          16,714          33,346          34,053
                                                         ------------    ------------    ------------    ------------
                                                              749,589         679,331       1,493,130       1,446,016
                                                         ------------    ------------    ------------    ------------
  Net income (loss)                                         7,310,681      (6,112,444)      2,137,099     (12,320,552)
  Redemptions                                              (2,779,709)       (934,070)     (5,014,977)     (1,280,978)
                                                         ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital              4,530,972      (7,046,514)     (2,877,878)    (13,601,530)
Partners' capital, beginning of period                     55,373,653      57,740,019      62,782,503      64,295,035
                                                         ------------    ------------    ------------    ------------
Partners' capital, end of period                         $ 59,904,625    $ 50,693,505    $ 59,904,625    $ 50,693,505
                                                         ============    ============    ============    ============
Net asset value per Unit
  (21,304.4896 and 24,061.3815 Units outstanding
  at June 30, 1999 and 1998, respectively)               $   2,811.83    $   2,106.84    $   2,811.83    $   2,106.84
                                                         ============    ============    ============    ============
Net gain (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $     334.77    $    (250.35)   $     110.00    $    (502.35)
                                                         ============    ============    ============    ============

See Notes to Financial Statements.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                   (continued)

2. Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1999 and 1998 were as follows:


                                 THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                     JUNE  30,                  JUNE 30,
                                   1999        1998           1999        1998
                                ----------------------     ---------------------

Net realized and unrealized
 gains (losses)             $     346.19 $    (244.64)$     132.30 $    (491.27)
Interest income                    22.70        22.17        44.28        47.92
Expenses                          (34.12)      (27.88)      (66.58)      (59.00)
                                ---------    ---------    ---------    ---------

Increase (decrease) for
 period                           334.77      (250.35)      110.00      (502.35)

Net Asset Value per Unit,
  beginning of period           2,477.06     2,357.19     2,701.83     2,609.19
                               ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period             $   2,811.83 $   2,106.84 $   2,811.83 $   2,106.84
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 1999 and December 31, 1998 was $5,820,150 and $6,340,737, respectively, and the average fair value during the six and twelve months then ended, based on a monthly calculation, was $3,793,447 and $3,792,199, respectively.

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

         At June 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $13,168,462 and $976,519,189, respectively, as detailed below. All of these instruments mature within one year of June 30, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1999, the fair value of the Partnership's derivatives including options thereon, if applicable, was $5,820,150, as detailed below.

                                  JUNE 30, 1999
                            NOTIONAL OR CONTRACTUAL
                             AMOUNT OF COMMITMENTS
                         TO PURCHASE      TO SELL         FAIR VALUE

Currencies
- OTC Contracts           $  1,156,738   $108,730,091   $  1,197,679
Interest Rates U.S.               --      223,298,649        841,293
Interest Rates Non-U.S            --      618,087,989      2,517,706
Metals                            --       26,402,460      1,096,860
Stock Indices               12,011,724           --          166,612
                          ------------   ------------   ------------

Totals                    $ 13,168,462   $976,519,189   $  5,820,150
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
                          ============   ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the six months ended June 30, 1999, Partnership capital decreased 4.6% from $62,782,503 to $59,904,625. This decrease was attributable to the redemption of 1,932.5362 Units resulting in an outflow of $5,014,977, partially offset by a net gain from operations of $2,137,099 for the six months ended June 30, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

                  The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the Partnership's Advisors, the brokers and exchanges through which the Advisors trade, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations.

                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined

Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and has involved over 450 people. As of June 30, 1999, SSB has completed all compliance and certification work.

                  The systems and components supporting the General Partner's business that require remediation have been brought into Year 2000 compliance. Final testing and certification was completed as of June 30, 1999.

                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

                  The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation program.

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

                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

                  The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier of counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarter of 1999.

Results of Operations

         During the Partnership's second quarter of 1999, the net asset value per unit increased 13.5% from $2,477.06 to $2,811.83 as compared to a decrease of 10.6% in the second quarter of 1998. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 1999 of $8,487,056. These gains were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 1998 of $5,128,759. Losses were primarily attributable to the trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates and metals.

         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

         Interest income on 80% of the Partnership's average daily equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and six months ended June 30, 1999, decreased by $41,743 and $181,891, respectively as compared to the corresponding periods in 1998. This decrease is primarily the result of the effect of redemptions on the Partnership's equity maintained in cash during 1999.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 1999 increased by $80,689 and $55,831, respectively, as compared to the corresponding periods in 1998.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 1999 increased by $56,294 and $38,258, respectively, as compared to the corresponding periods in 1998.
                              11

         Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 1999 increased by $14,072 and $9,563, respectively as compared to the corresponding periods in 1998.

         Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 1999 or 1998.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 1999, the Partnership's total capitalization was $59,904,625. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                       June 30, 1999
                                       % of Total
Market Sector         Value at Risk   Capitalization

Currencies
 - OTC Contracts          $1,788,621       2.99%
Interest rates U.S.        1,085,000       1.81%
Interest rates Non-U.S     3,254,485       5.43%
Metals                       768,000       1.28%
Indices                      864,276       1.44%
                          ----------       -----

Total                     $7,760,382      12.95%
                          ==========       =====

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint

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

Date:  8/13/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management Inc.
           (General Partner)


By:   /s/ David J. Vogel, President
          David J. Vogel, President


Date:  8/13/99


By:   /s/ Daniel A. Dantuono
          Daniel A. Dantuono
          Chief Financial Officer and
          Director

Date:  8/13/99