Form 10-Q
period 1999-09-30
SLB MID WEST FUTURES FUND LP
filed 1999-11-15
CIK 924875

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999

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


                     c/o Smith Barney Futures Management LLC
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

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

                                                                         Page
                                                                         Number

PART I - Financial Information:

         Item 1.     Financial Statements:
                     Statement of Financial Condition at
                     September 30, 1999 and December 31, 1998
                     (unaudited).                                           3

                     Statement  of  Income  and  Expenses  and  Partners'
                     Capital  for  the  three  and  nine   months   ended
                     September 30, 1999
                     and 1998 (unaudited).                                  4

                     Notes to Financial Statements
                    (unaudited)                                           5 - 8

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                           9 - 12

         Item 3.     Quantitative and Qualitative
                     Disclosures of Market Risk                          13 - 14

PART II - Other Information                                                 15

                                     PART I
                          Item 1. Financial Statements

                        Shearson Mid - West Futures Fund
                        Statement of Financial Condition
                                   (Unaudited)

                                                    September 30,   December 31,
                                                         1999           1998
                                                    ------------    -----------
Assets:

Equity in commodity futures trading account:
  Cash                                              $ 52,997,951    $ 57,448,807
  Net unrealized appreciation (depreciation)
  on open futures contracts                           (1,025,403)      6,340,737
                                                    ------------    ------------
                                                      51,972,548      63,789,544
Interest receivable                                      171,003         175,495
                                                    ============    ============
                                                    $ 52,143,551    $ 63,965,039
                                                    ============    ============


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                       $    260,718    $    319,825
  Management fees                                        172,770         212,009
  Administrative fees                                     43,192          53,002
  Other fees                                              51,964          42,480
 Redemptions payable                                      20,242         555,220
                                                    ------------    ------------

                                                         548,886       1,182,536
                                                    ------------    ------------

Partners' Capital:
  General Partner, 322.1307 Unit equivalents
    outstanding in 1999 and 1998                         785,596         870,342
  Limited Partners, 20,834.0417 and 22,914.8951
    Units of Limited Partnership Interest
    outstanding in 1999 and 1998, respectively        50,809,069      61,912,161
                                                    ------------    ------------
                                                      51,594,665      62,782,503
                                                    ------------    ------------
                                                    $ 52,143,551    $ 63,965,039
                                                    ============    ============

See Notes to Financial Statements.

                         SHEARSON MID-WEST FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                        ------------------------   -     ----------------------------
                                                                1999             1998            1999             1998
                                                                                      _
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions            $    (24,720)   $     47,502    $  5,004,840    $ (4,240,100)
  Change in unrealized gains/losses on open
   positions                                               (6,845,553)     18,685,403      (7,366,140)     12,739,491
                                                         ____________    ____________    ____________    ____________

                                                           (6,870,273)     18,732,905      (2,361,300)      8,499,391
Less, brokerage commissions including clearing fees of
  $12,713, $14,117, $39,651 and $41,365, respectively        (871,969)       (954,599)     (2,743,547)     (2,770,346)
                                                         ____________    ____________    ____________    ____________

  Net realized and unrealized gains (losses)               (7,742,242)     17,778,306      (5,104,847)      5,729,045
  Interest income                                             539,379         553,988       1,532,213       1,728,713
                                                         ____________    ____________    ____________    ____________

                                                           (7,202,863)     18,332,294      (3,572,634)      7,457,758
                                                         ____________    ____________    ____________    ____________


Expenses:
  Management fees                                             554,604         591,342       1,722,432       1,720,912
  Administrative fees                                         138,650         147,836         430,606         430,229
  Other                                                        17,254          17,276          50,600          51,329
  Incentive fees                                                 --           573,485            --           573,485
                                                         ____________    ____________    ____________    ____________

                                                              710,508       1,329,939       2,203,638       2,775,955
                                                         ____________    ____________    ____________    ____________

  Net income (loss)                                        (7,913,371)     17,002,355      (5,776,272)      4,681,803
  Redemptions                                                (396,589)     (1,036,549)     (5,411,566)     (2,317,527)
                                                         ____________    ____________    ____________    ____________

  Net increase (decrease) in Partners' capital             (8,309,960)     15,965,806     (11,187,838)      2,364,276

Partners' capital, beginning of period                     59,904,625      50,693,505      62,782,503      64,295,035
                                                         ____________    ____________    ____________    ____________

Partners' capital, end of period                         $ 51,594,665    $ 66,659,311    $ 51,594,665    $ 66,659,311
                                                         ------------    ------------    ------------    ------------

Net asset value per Unit
  (21,156.1724 and 23,673.9808 Units outstanding
  at September 30, 1999 and 1998, respectively)          $   2,438.75    $   2,815.72    $   2,438.75    $   2,815.72
                                                         ------------    ------------    ------------    ------------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent           $    (373.08)   $     708.88    $    (263.08)   $     206.53
                                                         ------------    ------------    ------------    ------------

See Notes to Financial Statements

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

1. General:

         Shearson Mid-West Futures Fund (the "Partnership") is a limited partnership which was organized on August 21, 1991 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading on December 2, 1991.

               SmithBarney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company. The Partnership's commodity broker, is Salomon Smith Barney Inc. ("SSB").SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc.("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are made by John W. Henry & Company, Inc. (the "Advisor").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1999 and December 31, 1998 (unaudited) and the results of its operations for the three and nine months ended September 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2. Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                      THREE-MONTHS ENDED       NINE-MONTHS ENDED
                                        SEPTEMBER 30,             SEPTEMBER 30,
                                        1999        1998         1999       1998

Net realized and unrealized
 gains (losses)                $    (365.02)$     741.23 $    (232.72)$   249.96
Interest income                       25.41        23.07        69.69      70.99
Expenses                             (33.47)      (55.42)     (100.05)  (114.42)
                                   ---------    ---------    --------- ---------

Increase (decrease) for
 period                           (373.08)      708.88      (263.08)      206.53

Net Asset Value per Unit,
  beginning of period            2,811.83     2,106.84     2,701.83     2,609.19
                                ---------    ---------    ---------    ---------

Net Asset Value per Unit,
  end of period                $ 2,438.75 $   2,815.72 $   2,438.75 $   2,815.72
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 1999 and December 31, 1998 was $(1,025,403) and $6,340,737, respectively, and the average fair value during the nine and twelve months then ended, based on a monthly calculation, was $3,023,952 and $3,792,199, respectively.

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

         At September 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $444,435,614 and $391,170,117, respectively, as detailed below. All of these instruments mature within one year of September 30, 1999. However, due to the nature of the Partnership=s business, these instruments may not be held to maturity. At September 30, 1999, the fair value of the Partnership=s derivatives including options thereon, if applicable, was $(1,025,403), as detailed below.

                                                 SEPTEMBER 30, 1999
                                                  (Unaudited)
                                             NOTIONAL OR CONTRACTUAL
                                               AMOUNT OF COMMITMENTS
                                     TO PURCHASE        TO SELL       FAIR VALUE

Currencies
- OTC Contracts                    $ 97,349,557    $ 14,380,034    $    157,166
Interest Rates U.S.                 134,565,775      25,417,438        (158,588)
Interest Rates Non-U.S              212,520,282     335,690,868         583,228
Metals                                     --         9,456,860      (1,523,140)
Indices                                    --         6,224,917         (84,069)
                                   ------------    ------------    ------------

Totals                             $444,435,614    $391,170,117    $ (1,025,403)
                                   ============    ============    ============

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $387,519,021 and $397,589,186, respectively and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $6,340,737, as detailed below.

                                                    DECEMBER 31, 1998
                                                       (Unaudited)
                                                 NOTIONAL OR CONTRACTUAL
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
                                   ============    ============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

         For the nine months ended September 30, 1999, Partnership capital decreased 17.8% from $62,782,503 to $51,594,665. This decrease was attributable to the redemption of 2,080.8534 Units resulting in an outflow of $5,411,566, coupled with a net loss from operations of $5,776,272 for the nine months ended September 30, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

         The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation programs.

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

         SSB has successfully  participated in industry-wide  testing including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and the Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

         It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

         The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier or counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarters of 1999.

Results of Operations

         During the Partnership's third quarter of 1999, the net asset value per unit decreased 13.3% from $2,811.83 to $2,438.75 as compared to a increase of 33.6% in the third quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $6,870,273. These losses were primarily attributable to the trading of commodity futures in currencies, U.S. and non-U.S. interest rates, metals and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $18,732,905. Gains were recognized in the trading of commodity futures in currencies, indices and U.S. and non-U.S. interest rates and were partially offset by losses in metals.

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

         Interest income on 80% of the Partnership's average daily equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 1999, decreased by $14,609 and $196,500, respectively, as compared to the corresponding periods in 1998. This decrease is primarily the result of the effect of redemptions on the Partnership's equity maintained in cash during 1999.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1999 decreased by $82,630 and $26,799, respectively, as compared to the corresponding periods in 1998.

         Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended September 30, 1999 decreased by $36,738 and increased by $1,520 for the nine months ended September 30, 1999, as compared to the corresponding periods in 1998.

         Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended September 30, 1999 decreased by $9,186 and for the nine months ended September 30, 1999 increased by $377 as compared to the corresponding periods in 1998.

         Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 1999. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $573,485.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 1999, the Partnership's total capitalization was $51,594,665. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                                                     September 30, 1999
                                                        (Unaudited)
                                                                      % of Total
Market Sector                                      Value at Risk  Capitalization

Currencies
 - OTC Contracts                                      $1,835,460           3.56%
Interest rates U.S.                                    2,693,589           5.22%
Interest rates Non-U.S                                   734,500           1.42%
Metals                                                   585,600           1.14%
Indices                                                  311,094           0.60%
                                                      ----------           -----

Total                                                 $6,160,243          11.94%
                                                      ==========           =====



                                        14

                    PART II OTHER INFORMATION

Item 1.   Legal Proceedings

          For information concerning the suit filed by Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corporation, see the description that appears in the second and third paragraphs under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ended December 31, 1998. In October 1999, plaintiffs filed a petition for certiorari with the U. S. Supreme Court. The petition seeks review of the U.S. Court of Appeals for the Seventh Circuit's decision reversing the denial of defendants' motion for summary judgment and dismissing the sole remaining ERISA claim against the Company.

          For information concerning a purported class action in Florida against numerous broker-dealers including Salomon Smith Barney Inc. ("SSB"), see the description that appears in the sixth paragraph under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. In October 1999, plaintiff filed a second amended complaint.

          In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that, while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies, and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the Court granted in part and denied in part SSB's motion to dismiss the complaint. The court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. The Company intends to contest this lawsuit vigorously.


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


By:   Smith Barney Futures Management LLC
     (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President

Date:  11/12/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management LLC
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:  11/12/99


By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:  11/12/99