Form 10-K
period 1999-12-31
SLB MID WEST FUTURES FUND LP
filed 2000-03-29
CIK 924875

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

Commission File Number 0-24280

                       SHEARSON MID-WEST FUTURES FUND
             (Exact name of registrant as specified in its charter)

               New York                              13-3634370
---------------------------------------------------------------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)

                     c/o Smith Barney Futures Management LLC
                           390 Greenwich St. - 1st Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

                               (212) 723-5424
---------------------------------------------------------------------------
(Registrant's  telephone  number,  including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Units of Limited
                                                             Partnership
                                                             Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 29, 2000 Limited Partnership Units with an aggregate value of $37,389,375 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.
     (a) General development of business. Shearson Mid-West Futures Fund (the "Partnership") is a limited partnership organized on August 21, 1991 under the partnership laws of the State of New York. The Partnership commenced trading operations on December 2, 1991. The Partnership engages in speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. Between September 26, 1991 and December 2, 1991, 2,000 Units of Limited Partnership Interest (AUnits@) were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until December 2, 1991, at which time they were turned over to the Partnership for trading. Sales and redemptions of Units and general partner contributions and redemptions for the years ended December 31, 1999, 1998 and 1997 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."
     The Partnership will be liquidated upon the first to occur of the following: December 31, 2011; if the Net Asset Value per Unit falls below $350 as of the end of business on any business day or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

         Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
         The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.
         Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership, but may delegate trading discretion to one or more trading advisors. The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of month-end Net Assets of the Partnership. This fee may be increased or decreased at the discretion of the General Partner.
         The General Partner has entered into a management agreement (the "Management Agreement") with John W. Henry & Company, Inc. (the "Advisor") who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or SSB. The Advisor is not responsible for the organization or operation of the Partnership.
         Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of Net Assets allocated to the Advisor as of the end of the month and an incentive fee payable quarterly of 15% of New Trading Profits (as defined in the Management Agreement) of the Partnership.
          The Customer Agreement between the Partnership and SSB (the "Customer Agreement") provides that the Partnership pays SSB a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets (6% per year), in lieu of brokerage commissions on a per trade basis. SSB pays a portion of its brokerage fees to its financial consultants who have sold Units. The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.
         In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate equal to the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.

         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 is set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 1999 was $43,965,446.
         (c)  Narrative  description  of business.
              See  Paragraphs  (a) and (b) above.
              (i)  through (x) - Not  applicable.
              (xi)  through  (xii) - Not applicable.
              (xiii) - The Partnership has no employees.
         (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.
Item 2. Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3. Legal Proceedings.
         There have been no material administrative, civil or criminal actions within the past five years against SSB or any of its individual principals and no such actions are currently pending, except as follows.

         In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case and oral argument will be heard April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities

         Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the IRS review, SSBHI, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. As of the date of this report, the IRS has not issued such 30-day letters to SSBHI, SBI or SBRC.
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. In May 1999, the Court denied SSB's motion to dismiss, but stayed the litigation because the matter was not ripe. In March 2000, the city filed a notice of discontinuance dismissing the complaint.
         In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint.
         In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.
         In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
         In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. SSB will continue to contest this lawsuit vigorously.
         In the course of its business, SSB, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of SSB.

Item 4. Submission of Matters to a Vote
of Security Holders.
         There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.
                                     PART II
Item 5.  Market  for  Registrant's  Common  Equity  and  Related Security Holder
         Matters.
         (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.
         (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1999 was 578.
         (c) Distribution. The Partnership did not declare a distribution in 1999 or 1998.
         (d) Use of Proceeds. There were no additional sales in the years ended December 31, 1999, 1998 and 1997.

Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and total assets at December 31, 1999, 1998, 1997, 1996 and 1995 were as follows:

                                                    1999             1998          1997           1996          1995
                                                ------------    ------------    ------------  -----------     -----------

Realized and unrealized trading gains
 (losses) net of brokerage  commissions
 and clearing fees of $3,470,260, $3,757,246,
 $3,894,823, $3,740,843 and
 $3,830,022, respectively                       $(11,456,894)   $  3,311,940   $  9,213,687   $ 17,066,887   $ 20,679,606
Interest income                                    2,011,188       2,218,879      2,495,221      2,245,474      2,649,301
                                                ------------    ------------   ------------   ------------   ------------
                                                $ (9,445,706)   $  5,530,819   $ 11,708,908   $ 19,312,361   $ 23,328,907
                                                ============    ============   ============   ============   ============

Net income (loss)                               $(12,246,876)   $  1,967,059   $  7,618,700   $ 14,323,795   $ 19,082,887
                                                ============    ============   ============   ============   ============
Increase (decrease) in net
 asset value per unit                           $    (570.57)   $      92.64   $     299.35   $     487.33   $     484.87
                                                ============    ============   ============   ============   ============

Total assets                                    $ 44,833,263    $ 63,965,039   $ 65,733,567   $ 69,175,823   $ 58,773,443
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

                (4) The Partnership does not employ the trading technique commonly known as "pyramiding," in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.
                (5) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities.
                (6) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts. The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also Item 8. Financial Statements and Supplementary Data, for further information on financial instrument risk included in the notes to financial statements). Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Unit to less than $350 as of the close of business on any business day.
                (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
            (ii) The Partnership' capital consists of the  capital contributions of  the  partners  as  increased  or  decreased  by gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management, administrative, and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
     For the year ended December 31, 1999, 2,608.2147 Units were redeemed totaling $6,570,181. For the year ended December 31, 1998, 1,404.7117 Units were redeemed totaling $3,479,591. For the year ended December 31, 1997, 2,232.5764 Units were redeemed totaling $5,398,970.
     Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor=s spouse of at least three times his investment in the Partnership (the minimum investment for which is $50,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times his investment in the Partnership for each year.

     (c) Results of Operations. For the year ended December 31, 1999, the Net Asset Value Per Unit decreased 21.1% from $2,701.83 to $2,131.26. For the year ended December 31, 1998, the Net Asset Value per Unit increased 3.6% from $2,609.19 to $2,701.83. For the year ended December 31, 1997, the Net Asset Value per Unit increased 13.0% from $2,309.84 to $2,609.19.
     The Partnership experienced net trading losses of $7,986,634 before commissions and expenses for the year ended December 31, 1999. Losses were attributable to the trading of indices, metals, U.S. and non-U.S. interest rates futures contracts and were partially offset by gains incurred in the trading of commodity futures in currencies.
     The Partnership experienced net trading gains of $7,069,186 before commissions and expenses for the year ended December 31, 1998. Gains were attributable to the trading of U.S. and non-U.S. interest rate futures contracts and were partially offset by losses incurred in the trading of commodity futures in currencies, metals and indices.
     The Partnership experienced net trading gains of $13,108,510 before commissions and expenses for the year ended December 31, 1997. Gains were attributable to the trading of commodity futures in metals, currencies, indices and U.S. and non-U.S. interest rates products.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
(d) Operational Risk
The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks  include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological  Risk - the  risk  of  loss
attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Partnership, and in the markets where the Partnership participates. Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholder, creditors, and regulators, is free of material errors.

Risk of Computer System Failure (Year 2000 Issue)
     SSBHI's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. SSBHI is not aware of any significant year 2000 problems encountered internally or with the third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure, and the utility infrastructure on which all corporations rely.
         Based on operations since January 1, 2000, SSBHI does not expect any significant impact to its ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of year 2000 issues has not been fully recognized and no assurances can be given that year 2000 problems will not emerge
     The pretax costs associated with required system modifications and conversions totaled approximately $130 million. These costs were funded through operating cash flow and expensed in the period in which they were incurred.
     The expenditures and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.
     The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.
                 (e)       New Accounting Pronouncements
     The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting For Derivative Financial Instruments and Hedging Activities, on January 1, 1999. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on the Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Introduction
     The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Partnership's open positions and the liquidity of the markets in which it trades.
         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
Quantifying the Partnership's Trading Value at Risk
         The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
         The Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized).
 Exchange  maintenance  margin  requirements have been
used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
         In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.
         In  quantifying  the   Partnership's   Value  at  Risk,  100%  positive
correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors.
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1999, the Partnership's total capitalization was $43,965,446.


                                December 31, 1999
                                                               Year to Date
                                          of Total        High           Low
Market Sector          Value at Risk  Capitalization  Value at Risk  Value at Risk
--------------------------------------------------------------------------------
Currencies
- OTC Contract            $1,999,228       4.54%       $2,671,542   $1,524,655
Interest Rates U.S.          677,000       1.54%        1,122,400      626,785
Interest Rates Non-U.S       820,326       1.87%        4,435,416    1,416,457
Metals                       886,000       2.01%        1,491,200      768,000
Indices                      693,031       1.58%        1,802,808    1,788,500
                          ----------      -----
Total                     $5,075,585      11.54%
                          ==========      =====

As of December 31, 1998, the Partnership's total capitalization was $62,782,503.

                            December 31, 1998

                                          % of Total
Market Sector         Value at Risk   Capitalization

Currencies
- OTC Contract           $  716,040      1.14%
Interest Rate U.S.          922,600      1.47%
Interest Rate Non-U.S     3,909,049      6.23%
Metals                      137,600      0.22%
                         ----------      ----

Total                    $5,685,289      9.06%
                         ==========      ====



Material Limitations on Value at Risk as an Assessment of Market Risk
         The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as, many times, the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."

Non-Trading Risk
         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.
         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
     The following were the primary trading risk exposures of the Partnership as of December 31, 1999, by market sector.
     Interest Rates. Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Consequently, even a material change in short-term rates would have little effect on the Partnership were the medium- to long-term rates to remain steady.

         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership's major exposures have typically been in the dollar/yen, dollar/mark and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
         Stock Indices. The Partnership's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. Although the Partnership does trade stock indices such as the Financial Times (England) and Nikkei (Japan), at December 31, 1999. The Partnership held no open positions in these instruments. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.)
         Metals. The Partnership's primary metal market exposure is to fluctuations in the price of gold. Although the Advisor will from time to time trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver. The Advisor's gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10-15 years. However, silver prices have remained volatile over this period, and the Advisor has from time to time taken substantial positions as they have perceived market opportunities to develop.
Qualitative  Disclosures  Regarding Non-Trading Risk Exposure
         The following were the only non-trading risk exposures of the Partnership as of December 31, 1999.
         Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
         The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
         The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to its trading programs.
         As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.    Financial Statements and Supplementary Data.


                         SHEARSON MID-WEST FUTURES FUND
                          INDEX TO FINANCIAL STATEMENTS


                                                            Page
                                                           Number


    Oath or Affirmation                                      F-2

    Report of Independent Accountants.                       F-3

    Financial Statements:
    Statement of Financial Condition at
    December 31, 1999 and 1998.                              F-4

    Statement of Income and Expenses for
    the years ended December 31, 1999,
    1998 and 1997.                                           F-5

    Statement of Partners' Capital for the
    years ended December 31, 1999, 1998,
    and 1997.                                                F-6

    Notes to Financial Statements.                        F-7 - F-10







                                       F-1
                                    Continued

                           To The Limited Partners of
                         Shearson Mid-West Futures Fund

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management LLC.
     General Partner, Shearson Mid-West
     Futures Fund

     Smith Barney Futures Management LLC
     390 Greenwich Street
     1st Floor
     New York, N.Y. 10013
     212-723-5424

                        Report of Independent Accountants

To the Partners of
  Shearson Mid-West Futures Fund:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Shearson Mid-West Futures Fund at December 31, 1999 and 1998, and the results of its operations for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                     PricewaterhouseCoopers LLP

New York, New York
February 25, 2000

                         Shearson Mid-West Futures Fund
                        Statement of Financial Condition
                           December 31, 1999 and 1998


                                                      1999            1998
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                               $ 44,743,618    $ 57,448,807
   Net unrealized appreciation (depreciation)
   on open futures  contracts                        (68,584)      6,340,737
                                                ------------    ------------

                                                  44,675,034      63,789,544
Interest receivable                                  158,229         175,495
                                                ------------    ------------
                                                $ 44,833,263    $ 63,965,039
                                                ------------    ------------

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                  $    224,166    $    319,825
   Management fees                                   148,501         212,009
   Administrative fees                                37,125          53,002
   Professional fees                                  56,758          31,909
   Other                                               2,075          10,571
  Redemptions payable (Note 5)                       399,192         555,220
                                                ------------    ------------
                                                     867,817       1,182,536
                                                ------------    ------------
Partners' capital (Notes 1, 5, and 6):
  General Partner, 322.1307 Unit equivalents
   outstanding in 1999 and 1998                      686,544         870,342
  Limited Partners, 20,306.6804 and
   22,914.8951 Units of Limited
   Partnership Interest outstanding
   in 1999 and 1998, respectively                 43,278,902      61,912,161
                                                ------------    ------------
                                                  43,965,446      62,782,503
                                                -----------     ------------
                                                $ 44,833,263    $ 63,965,039
                                               -------------    -------------

See notes to financial statements.

                         Shearson Mid-West Futures Fund
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1999, 1998 and 1997

                                                     1999            1998             1997
Income:
  Net gains (losses) on trading of
   commodity interests:
   Realized gains (losses) on closed
    positions                                  $ (1,577,313)   $  3,782,053    $ 11,287,479
   Change in unrealized gains
    (losses) on open positions                   (6,409,321)      3,287,133       1,821,031
                                               ------------    ------------    ------------
                                                 (7,986,634)      7,069,186      13,108,510
  Less, brokerage commissions including
   clearing fees of $49,605, $47,294 and
   $48,998, respectively (Note 3c)               (3,470,260)     (3,757,246)     (3,894,823)
                                               ------------    ------------    ------------
  Net realized and unrealized gains (losses)    (11,456,894)      3,311,940       9,213,687
  Interest income (Note 3c)                       2,011,188       2,218,879       2,495,221
                                               ------------    ------------    ------------
                                                 (9,445,706)      5,530,819      11,708,908
                                               ------------    ------------    ------------
Expenses:
  Management fees (Note 3b)                       2,186,172       2,342,517       2,494,842
  Incentive fees (Note 3b)                             --           573,485         913,533
  Administrative fees (Note 3a)                     546,541         585,630         623,709
  Professional fees                                  63,670          48,346          51,282
  Other expenses                                      4,787          13,782           6,842
                                               ------------    ------------    ------------
                                                  2,801,170       3,563,760       4,090,208
                                               ------------    ------------    ------------
Net income (loss)                              $(12,246,876)   $  1,967,059    $  7,618,700
                                               ------------    ------------    ------------
Net income (loss) per Unit of Limited
  Partnership Interest and General Partner
  Unit equivalent (Notes 1 and 6)              $    (570.57)   $      92.64    $     299.35
                                               ------------    ------------    ------------


See notes to financial statements.

                         Shearson Mid-West Futures Fund
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 1999, 1998, and 1997

                                             Limited         General
                                            Partners         Partner            Total

Partners' capital at December 31, 1996   $ 61,331,235    $    744,070    $ 62,075,305
Net income                                  7,522,270          96,430       7,618,700
Redemption of 2,232.5764 Units of
   Limited Partnership Interest            (5,398,970)           --        (5,398,970)
                                         ------------    ------------    ------------
Partners' capital at December 31, 1997     63,454,535         840,500      64,295,035
Net income                                  1,937,217          29,842       1,967,059
Redemption of 1,404.7117 Units of
   Limited Partnership Interest            (3,479,591)           --        (3,479,591)
                                         ------------    ------------    ------------
Partners' capital at December 31, 1998     61,912,161         870,342      62,782,503
Net loss                                  (12,063,078)       (183,798)    (12,246,876)
Redemption of 2,608.2147 Units of
   Limited Partnership Interest            (6,570,181)           --        (6,570,181)
                                         ------------    ------------    ------------
Partners' capital at December 31, 1999   $ 43,278,902    $    686,544    $ 43,965,446
                                         ------------    ------------    ------------


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

    Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

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

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements

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

    b. Management Agreement:

       The Management Agreement that the General Partner, on behalf of the Partnership, entered into with the Advisor (John W. Henry & Company, Inc.), provides that the Advisor has sole discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the General Partner. As compensation for services, the Partnership is obligated to pay the Advisor a monthly management fee of 1/3 of 1% (4% per year) of month-end Net Assets managed by the Advisor and an incentive fee, payable quarterly, equal to 15% of the New Trading Profits, as defined in the Management Agreement, of the Partnership.

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement which was assigned to SSB (from a predecessor company) whereby SSB provides services which include, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. The Partnership is obligated to pay a monthly brokerage fee to SSB equal to 1/2 of 1% of month-end Net Assets (6% per year), in lieu of brokerage commissions on a per trade basis. A portion of this fee is paid to employees of SSB who have sold Units of the Partnership. This fee does not include exchange, clearing, user, give-up, floor brokerage and NFA fees which will be borne by the Partnership. All of the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts, to the extent required by Commodity Futures Trading Commission regulations. At December 31, 1999 and 1998, the amount of cash held for margin requirements was $5,622,614 and $6,056,359, respectively. SSB will pay the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements

    All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 1999 and 1998, based on a monthly calculation, was $2,304,096 and $3,792,199, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 1999 and 1998, was $(68,584) and $6,340,737, respectively, as detailed below.

                                   Fair Value
                              December 31,     December 31,
                                 1999             1998
    Currencies:
      -OTC Contracts          $  (668,860)   $   332,575
    Interest Rates U.S.           529,988       (462,275)
    Interest Rates Non-U.S        189,104      6,473,917
    Metals                       (250,490)        (3,480)
    Indices                       131,674           --
                               -----------   -----------
    Total                     $   (68,584)   $ 6,340,737
                               -----------    -----------



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

6.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 1999, 1998 and 1997 were as follows:


                                                    1999          1998       1997

Net realized and unrealized gains (losses)     $   (534.56)  $   148.70    $  361.46
Interest income                                      92.51        91.81        95.57
Expenses                                           (128.52)     (147.87)     (157.68)
                                                  ---------    ---------    ---------
Increase (decrease) for year                       (570.57)       92.64       299.35
Net asset value per Unit, beginning of year       2,701.83     2,609.19     2,309.84
                                                  ---------    ---------    ---------
Net asset value per Unit, end of year           $ 2,131.26   $ 2,701.83   $ 2,609.19
                                                  ---------    ---------    ---------

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

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements


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

    Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

    The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

8.  Subsequent Event:

    There were  additional  redemptions  as of  January  31,  2000  representing
    436.9123 Units of Limited Partnership Interest totaling $897,885.

9.  New Accounting Pronouncements:

    The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Financial Instruments and Hedging Activities, on January 1, 1999. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III
Item 10. Directors and Executive Officers of the Registrant.
         The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by John W. Henry & Company, Inc. (the "Advisor").
Item 11. Executive Compensation.
         The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." During the year ended December 31, 1999, SSB earned $3,470,260 in brokerage commissions and clearing fees. The Advisor earned $2,186,172 in management fees during 1999. The General Partner earned $546,541 in administrative fees during 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.
         (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 322.1307 (1.6%) Units of limited partnership interest as of December 31, 1999.
         (c). Changes in control.  None.
Item 13. Certain Relationships and Related Transactions.
          Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a) (1) Financial Statements:
                 Statement of Financial Condition at December 31, 1999 and 1998.
                 Statement of Income and Expenses for the years ended December 31, 1999, 1998 and 1997.

                  Statement of Partners' Capital for the years ended December 31, 1999, 1998 and 1997.
                 (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 1999.
                 (3)     Exhibits:
                         3.1 - Certificate of Limited Partnership (previously filed). 3.2 - Limited Partnership Agreement (previously filed).
                 10.1 - Management Agreement among the Partnership, the General Partner and John W. Henry & Company, Inc. (previously filed).
                 10.2 - Customer Agreement between Partnership and Smith Barney Shearson Inc. (previously filed).
                 10.3 -  Form of Subscription Agreement (previously filed).
                 10.4 - Letter dated February 16, 1995 from General Partner to John W. Henry & Company, Inc. extending Management Agreement (previously filed).
                 10.5 - Letters extending Management Agreement with John W. Henry & Company, Inc. for 1997 (filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

                 10.6.- Letter extending Management Agreement with John W. Henry & Company, Inc. for 1998 (previously filed).
                 10.7.- Letter extending Management Agreement with John W. Henry and Company, Inc. for 1999 (filed herein).
         (b)     Report on Form 8-K:  None Filed

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To
Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2000.

SHEARSON MID-WEST FUTURES FUND L.P.


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/  David J. Vogel
          David J. Vogel, President & Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.



/s/ David J. Vogel                               /s/  Jack H. Lehman III
David J. Vogel                                   Jack H. Lehman III
Director, Principal Executive                    Chairman and Director
Officer and President



/s/  Michael R.Schaefer                          /s/  Daniel A. Dantuono
Michael R Schaefer                               Daniel A. Dantuono
Director                                         Treasurer, Chief Financial
                                                 Officer and Director



/s/ Daniel R. McAuliffe, Jr.                     /s/  Steve J. Keltz
Daniel R. McAuliffe, Jr.                         Steve J. Keltz
Director                                         Secretary and Director



/s/  Shelley Ullman
Shelley Ullman
Director