Form 10-Q
period 2000-09-30
SHEARSON MID WEST FUTURES FUND
filed 2000-11-14
CIK 924875

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2000

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

                                                                      Page
                                                                     Number

PART I - Financial Information:

       Item 1.     Financial Statements:
                   Statement of Financial Condition at
                   September 30, 2000 and December 31,
                   1999 (unaudited).                                    3

                   Statement of Income and Expenses  and
                   Partners'  Capital for the three and
                   nine months ended September 30, 2000
                   and 1999 (unaudited).                                4

                   Notes to Financial Statements
                   (unaudited)                                        5 - 9

       Item 2.     Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                        10 - 11

       Item 3.     Quantitative and Qualitative
                   Disclosures of Market Risk                        12 - 13

PART II - Other Information                                             14

                                     PART I
                          Item 1. Financial Statements

                        Shearson Mid - West Futures Fund
                        Statement of Financial Condition
                                   (Unaudited)

                                                 September 30,        December 31,
                                                     2000                 1999
                                                 --------------      ---------------
Assets:

Equity in commodity futures trading account:
  Cash                                            $ 27,098,347         $ 44,743,618
  Net unrealized depreciation
    on open contracts                               (2,085,601)             (68,584)
                                                 --------------      ---------------
                                                    25,012,746           44,675,034
Interest receivable                                    108,700              158,229
                                                 --------------      ---------------
                                                  $ 25,121,446         $ 44,833,263
                                                 ==============      ===============


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                        $ 125,607            $ 224,166
  Management fees                                       83,174              148,501
  Administrative fees                                   20,794               37,125
  Other fees                                            43,576               58,833
 Redemptions payable                                   350,258              399,192
                                                  --------------      ---------------

                                                       623,409              867,817
                                                 --------------      ---------------

Partners' Capital:
  General Partner, 322.1307 Unit equivalents
    outstanding in 2000 and 1999                       489,223              686,544
  Limited Partners, 15,808.7001 and 20,306.6804
    Units of Limited Partnership Interest
    outstanding in 2000 and 1999, respectively      24,008,814           43,278,902
                                                 --------------      ---------------
                                                    24,498,037           43,965,446
                                                 --------------      ---------------
                                                  $ 25,121,446         $ 44,833,263
                                                 ==============      ===============

See Notes to Financial Statements.

                         SHEARSON MID-WEST FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                               ------------------------     -----------------------
                                                 2000          2000           2000         1999

                                               ----------    ----------     ----------   ----------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions  $ (442,771)   $  (24,720)   $(7,876,425) $ 5,004,840
  Change in unrealized losses on open
   positions                                   (1,598,767)   (6,845,553)    (2,017,017)  (7,366,140)

                                               ----------    ----------     ----------   ----------

                                               (2,041,538)   (6,870,273)    (9,893,442)  (2,361,300)
Less, brokerage commissions including
  clearing fees of $8,017, $12,713,
  $27,510 and $39,651, respectiively             (433,424)     (871,969)     (1,592,031) (2,743,547)

                                               ----------    ----------     ----------   ----------

  Net realized and unrealized losses           (2,474,962)   (7,742,242)    (11,485,473) (5,104,847)
  Interest income                                 345,803       539,379      1,178,134    1,532,213

                                               ----------    ----------     ----------   ----------

                                               (2,129,159)   (7,202,863)    (10,307,339) (3,572,634)

                                               ----------    ----------     ----------   ----------


Expenses:
  Management fees                                 273,658       554,604      1,011,296    1,722,432
  Administrative fees                              68,415       138,650        252,825      430,606
  Other                                            10,329        17,254         40,323       50,600

                                               ----------    ----------     ----------   ----------

                                                  352,402       710,508      1,304,444    2,203,638

                                               ----------    ----------     ----------   ----------

  Net loss                                     (2,481,561)   (7,913,371)   (11,611,783)  (5,776,272)
  Redemptions                                  (3,320,493)     (396,589)    (7,855,626)  (5,411,566)

                                               ----------    ----------     ----------   ----------

  Net decrease in Partners' capital            (5,802,054)   (8,309,960)   (19,467,409) (11,187,838)

Partners' capital, beginning of period         30,300,091    59,904,625     43,965,446   62,782,503

                                               ----------    ----------     ----------   ----------

Partners' capital, end of period              $24,498,037  $ 51,594,665   $ 24,498,037 $ 51,594,665
                                               ----------    ----------     ----------   ----------

Net asset value per Unit
  (16,130.8308 and 21,156.1724 Units
  outstanding at September 30, 2000
  and 1999, respectively)                      $ 1,518.71    $ 2,438.75     $ 1,518.71   $ 2,438.75
                                               ----------    ----------     ----------   ----------


Net loss per Unit of Limited Partnership
  Interest and General Partner
  Unit equivalent                              $ (145.87)    $ (373.08)     $ (612.55)   $ (263.08)
                                               ----------    ----------     ----------   ----------


See Notes to Financial Statements

                        Shearson Mid-West Futures Fund
                         Notes to Financial Statements
                              September 30, 2000
                                  (Unaudited)

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

      The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

      Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


2.    Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                           THREE-MONTHS ENDED                     NINE-MONTHS ENDED
                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                           2000          1999                   2000             1999
Net realized and unrealized
 losses                               $  (145.51)      $ (365.02)           $ (606.11)        $ (232.72)
Interest income                            20.15           25.41                62.51             69.69
Expenses                                  (20.51)         (33.47)              (68.95)          (100.05)
                                       -----------      ----------           ----------        ----------

Decrease for Period                      (145.87)        (373.08)             (612.55)          (263.08)
Net Asset Value per Unit,
 beginning of period                    1,664.58        2,811.83             2,131.26          2,701.83
                                      -----------      ----------           ----------         ----------

Net Asset Value per Unit,
 end of Period                        $ 1,518.71       $2,438.75            $1,518.71        $ 2,438.75
                                      ===========      ==========           ==========        ===========

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

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

      All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the periods ended September 30, 2000 and December 31, 1999, based on a monthly calculation, was $482,758 and $2,304,096, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2000 and December 31, 1999, was $(2,085,601) and $(68,584), respectively, as detailed below.

                                                    Fair Value
                                         September 30,         December 31,
                                             2000                  1999
                                         -------------         ------------

Currency:
   - Exchange Traded Contracts            $  (118,025)       $      -
  - OTC Contracts                          (1,741,309)          (668,860)
Energy                                        (31,645)              -
Grains                                         66,061               -
Interest Rates U.S.                            97,119            529,988
Interest Rates Non-U.S.                      (444,340)           189,104
Livestock                                      (2,660)              -
Metals                                        (16,290)          (250,490)
Softs                                         (33,660)              -
Indices                                       139,148            131,674
                                         ------------         ----------

Total                                     $(2,085,601)         $ (68,584)
                                         ============         ==========
4. Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

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

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2000.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

      For the nine months ended September 30, 2000, Partnership capital decreased 44.3% from $43,965,446 to $24,498,037. This decrease was attributable to the redemption of 4,497.9803 Units resulting in an outflow of $7,855,626, coupled with a net loss from operations of $11,611,783 for the nine months ended September 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's third quarter of 2000, the net asset value per unit decreased 8.8% from $1,664.58 to $1,518.71 as compared to an decrease of 13.3% in the third quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $2,041,538. Losses were primarily attributable to the trading of commodity contracts in currencies, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains and U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $6,870,273. Losses were primarily attributable to the trading of commodity contracts in currencies, U.S. and non-U.S. interest rates, metals and indices.

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

      Interest income on 80% of the Partnership's average daily equity was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 2000, decreased by $193,576 and $354,079, respectively, as compared to the corresponding periods in 1999. This decrease is primarily the result of the effect of redemptions and losses on the Partnership's equity maintained in cash during the nine month period ended September 30, 2000.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2000 decreased by $438,545 and $1,151,516, respectively, as compared to the corresponding periods in 1999.

      Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2000 decreased by $280,946 and $711,136, respectively, as compared to the corresponding periods in 1999.

      Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2000 decreased by $70,235 and $177,781, respectively, as compared to the corresponding periods in 1999.

      Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2000 or 1999.

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

      The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was $24,498,037. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.


                               September 30, 2000
                                   (Unaudited)

                                                                                     Year to Date
                                                      % of Total                High                 Low
Market Sector                     Value at Risk      Capitalization        Value at Risk    Value at Risk
---------------------------------------------------------------------------------------------------------

Currencies:
 - Exchange Trade Contracts         $  155,900            0.64%             $1,534,166          $ 32,852
 - OTC Contracts                     1,258,015            5.14%              2,563,782           315,355
Energy                                 706,800            2.89%                828,000           433,950
Grains                                  74,800            0.31%                149,150            65,400
Interest Rates U.S.                    147,620            0.60%                898,500           147,620
Interest Rates Non-U.S.                801,786            3.27%              3,179,004           451,562
Livestock                                2,450            0.01%                  2,450             2,100
Metals                                 251,950            1.03%              1,025,500            33,000
Softs                                   94,150            0.38%                249,145            44,467
Indices                                605,793            2.47%              1,042,723           273,099
                                   -----------           ------

Total                               $4,099,264           16.73%
                                   ===========           ======



                            PART II OTHER INFORMATION

Item 1.       Legal Proceedings -

For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the ninth paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.


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

Date:    11/14/00

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: Smith Barney Futures Management LLC
        (General Partner)


By: /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/14/00


By: /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/14/00