Form 10-Q
period 2001-06-30
SHEARSON MID WEST FUTURES FUND
filed 2001-08-14
CIK 924875

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2001
                      -------------

Commission File Number 0-24280
                       -------

                         SHEARSON MID-WEST FUTURES FUND
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                       13-3634370
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X No ___

                         SHEARSON MID-WEST FUTURES FUND
                                    FORM 10-Q
                                      INDEX
                                                                Page
                                                               Number

PART I -   Financial Information:
:
Item 1.    Financial Statements:
           Statement of Financial Condition
           at June 30, 2001 and
           December 31, 2000 (unaudited).                        3

           Statement of Income and Expenses
           and Partners' Capital for
           the three and six ended
           June 30, 2001 and 2000
           (unaudited).                                          4


           Notes to Financial Statements
           (unaudited)                                          5-10

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                       11-13

Item 3.    Quantitative and Qualitative Disclosures
           of Market Risk                                      14-15


PART II -  Other Information                                     16

                                     PART I
                          Item 1. Financial Statements

                        Shearson Mid - West Futures Fund
                        Statement of Financial Condition
                                   (Unaudited)

                                                       June 30,    December 31,
                                                         2001          2000
                                                      -----------  -------------
Assets:

  Investment in Master Fund                           $30,078,122   $      --
  Cash, in commodity futures trading account               30,459    27,457,873
  Net unrealized appreciation on open
    positions, in commodity futures trading account          --       5,516,316
                                                      -----------   -----------

                                                       30,108,581    32,974,189
Interest receivable                                        69,792       119,135
                                                      -----------   -----------

                                                      $30,178,373   $33,093,324
                                                      ===========   ===========


Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                         $   150,892   $   165,467
  Management fees                                          49,987        54,800
  Administrative fees                                      24,993        27,400
  Other                                                    35,488        47,857
 Redemptions payable                                         --         413,911
                                                      -----------   -----------


                                                          261,360       709,435
                                                      -----------   -----------


Partners' Capital:
  General Partner, 322.1307 Unit equivalents
    outstanding in 2001 and 2000                          669,191       687,221
  Limited Partners, 14,079.1230 and 14,857.6190
    Units of Limited Partnership Interest
    outstanding in 2001 and 2000, respectively         29,247,822    31,696,668
                                                      -----------   -----------

                                                       29,917,013    32,383,889
                                                      -----------   -----------

                                                      $30,178,373   $33,093,324
                                                      ===========   ===========


See Notes to Financial Statements.

                       SHERASON MID-WEST FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                          ----------------------------     -----------------------------
                                                               2001            2000            2001           2000
                                                          ---------------------------     -----------------------------
Income:
Realized gains (losses) on closed positions from Master   $ (1,384,061)   $       --      $  3,183,173    $       --
Change in unrealized gains (losses) on open
positions from Master                                       (2,387,119)           --         1,564,401            --
  Net gains (losses) on trading of commodity
   interests (See Note 1)
  Realized gains (losses) on closed positions                     --        (1,260,866)      1,042,488      (7,433,654)
  Change in unrealized losses on open
   positions                                                      --        (1,658,798)     (5,516,316)       (418,250)
                                                          ____________    ____________    ____________    ____________

                                                            (3,771,180)     (2,919,664)        273,746      (7,851,904)
Less, brokerage commissions including clearing fees
  of $10,000, $9,010, $18,582 and $19,493, respectively       (495,141)       (538,929)     (1,016,268)     (1,158,607)
                                                          ____________    ____________    ____________    ____________

                                                            (4,266,321)     (3,458,593)       (742,522)     (9,010,511)



  Interest income                                              230,812         384,176         535,572         832,331
                                                          ____________    ____________    ____________    ____________

                                                            (4,035,509)     (3,074,417)       (206,950)     (8,178,180)
                                                          ____________    ____________    ____________    ____________


Expenses:
  Management fees                                              156,369         343,706         295,608         737,638
  Administrative fees                                           78,184          85,926         187,976         184,410
  Other expenses                                                15,161          12,722          30,537          29,994
                                                          ____________    ____________    ____________    ____________

                                                               249,714         442,354         514,121         952,042
                                                          ____________    ____________    ____________    ____________

  Net loss                                                  (4,285,223)     (3,516,771)       (721,071)     (9,130,222)
  Redemptions                                                 (759,567)     (1,996,529)     (1,745,805)     (4,535,133)
                                                          ____________    ____________    ____________    ____________

  Net decrease in Partners' capital                         (5,044,790)     (5,513,300)     (2,466,876)    (13,665,355)

Partners' capital, beginning of period                      34,961,803      35,813,391      32,383,889      43,965,446
                                                          ____________    ____________    ____________    ____________

Partners' capital, end of period                          $ 29,917,013    $ 30,300,091    $ 29,917,013    $ 30,300,091
                                                          ------------    ------------    ------------    ------------

Net asset value per Unit
  (14,401.2537 and 18,202.8560 Units outstanding
  at June 30, 2001 and 2000, respectively)                $   2,077.39    $   1,664.58    $   2,077.39    $   1,664.58
                                                          ------------    ------------    ------------    ------------


Net loss per Unit of Limited Partnership
  Interest and General Partner Unit equivalent            $    (292.93)   $    (188.95)   $     (55.97)   $    (466.68)
                                                          ------------    ------------    ------------    ------------

See Notes to Financial Statements.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)


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

     Effective January 26, 2001, the Partnership transferred substantially all of its assets to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"), as a Non-Managing member. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program to invest together in one trading vehicle. Smith Barney Futures Management LLC (the "General Partner") is the general partner of the Partnership and the managing member of the Master. There is no material increase in expenses to investors as a result of investment in the Master and redemption rights are not affected.

     As of June 30, 2001, the Partnership owns 33.06% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The financial statements of the Master are attached to this report and should be read together with the Partnership's financial statements.

     The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2001, all trading decisions for the Partnership are being made by the Advisor.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 and December 31, 2000 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     The Master's Statement of Financial Condition as of June 30, 2001, and its Statement of Income and Expenses and Members' Capital for the three months and period ended June 30, 2001 were:



                               Statement Financial Condition
                                        (Unaudited)
                                                                   June 30, 2001
Assets:
Equity in commodity futures trading account:
Cash                                                                 $89,431,166
Net unrealized appreciation
  on open futures positions                                            1,551,184
                                                                     -----------
                                                                     $90,982,350
Members' Captial:
Members' capital                                                     $90,982,350
                                                                     -----------
                                                                     $90,982,350
                                                                     -----------



              Statement of Income and Expenses and Members' Capital
                                   (Unaudited)


                                           For the three months  For the period from
                                                   ended        January 26, 2001 to
                                                June 30, 2001      June 30, 2001

Income:
Net gains on trading of commodity interests:
Realized gains (losses) on closed positions      $  (4,113,157)   $   9,739,706
Change in unrealized losses on open positions       (7,186,566)      (7,446,241)
                                                 -------------    -------------
                                                   (11,296,723)       2,293,465
Less, clearing fees                                    (69,035)        (107,273)
                                                 -------------    -------------
Net income (loss)                                  (11,365,758)       2,186,192
Additions                                              100,000       20,850,000
Redemptions                                         (5,391,528)      (6,955,068)
                                                 -------------    -------------
Net increase (decrease) in Members' capital        (16,657,286)      16,081,124
Members' capital, beginning of period              107,639,636       74,901,226
                                                 -------------    -------------
Members' capital, end of period                  $  90,982,350    $  90,982,350
                                                 =============    =============

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)
2.       Financial Highlights:

     Changes in the Partnership's net asset value per Unit for the three and six months ended June 30, 2001 and 2000 were as follows:




                                           THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                                 JUNE 30,                   JUNE 30,
                                         -----------------------     ----------------------
                                            2001          2000          2001         2000
                                         -----------------------     ----------------------
Net realized and unrealized losses      $ (291.63)    $ (185.90)     $ (57.33)   $ (460.60)
Interest income                             15.78         20.17         35.94        42.36
Expenses                                   (17.08)       (23.22)       (34.58)      (48.44)
                                         ---------     ---------     ---------    ---------
Decrease for period                       (292.93)      (188.95)       (55.97)     (466.68)
Net Asset Value per Unit,
 beginning of period                     2,370.32      1,853.53      2,133.36     2,131.26
                                         ---------     ---------     ---------    ---------
Net Asset Value per Unit,
  end of period                        $ 2,077.39    $ 1,664.58    $ 2,077.39   $ 1,664.58
                                        =========     =========     =========    =========

Total Return                                (12.4)%                      (2.6)%
Ratio of expenses, including brokerage
 commissions, to average net assets  *        9.4%                        9.7%
Ratio of net loss to average net assets *   (53.8)%                      (4.6)%

--------------------------------------------------------------------------------

Financial Highlights of the Master:
Total Return                                (10.6)%                       2.9%
Ratio of expenses, including brokerage
 commissions, to average net assets  *        0.3%                        0.2%
Ratio of net income (loss)
 to average net assets *                    (46.8)%                       4.9%

*  Annualized

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     The respective Customer Agreements between the Partnership and SSB and the Master and SSB give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     As of December 31, 2000, all of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the twelve months ended December 31, 2000, based on a monthly calculation, was $1,056,652. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000, was $5,516,316, as detailed below.

                                 Fair Value
                              December 31, 2001

Currency:
 - Exchange Traded Contracts   $   148,250
 - OTC Contracts                 1,916,561
Energy                             870,480
Grains                              98,115
Interest Rates U.S               1,184,843
Interest Rates Non-U.S             967,964
Livestock                            6,720
 - Exchange Traded Contract         (6,190)
 - OTC Contracts                   (45,751)
Softs                              (97,168)
                                 ---------
Total                          $ 5,516,316
                                ===========

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

     The General Partner monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2001. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2.          Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and interest receivable. The Master does not engage in the sale of goods or services. Its only assets are its allocated equity in its commodity futures trading account, allocated net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Partnership capital decreased 7.6% from $32,383,889 to $29,917,013. This decrease was attributable to net loss from operations of $721,071, coupled with the redemption of 778.4960 Units resulting in an outflow of $1,745,805, for the six months ended June 30, 2001. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2001, Master capital increased 21.5% from $74,901,226 to $90,982,350. This increase was attributable to net income from operations of $2,186,192 coupled with additions of $20,850,000, which was partially offset by the redemption of $6,955,068, for the period from January 26, 2001 to June 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the second quarter of 2001, the Partnership's net asset value per unit decreased 12.4% from $2,370.32 to $2,077.39 as compared to a decrease of 10.2% in the second quarter of 2000. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $3,771,180. Losses were primarily attributable to the trading of commodity futures, in the Master, in currencies, energy, U.S. and non-U.S. interest rates, livestock, metals, indices and softs and were partially offset by gains in grains. The Master experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2001 of $11,296,723. The Partnership experienced a net trading loss before commissions and related fees in the second quarter of 2000 of $2,919,664. Losses were primarily attributable to the trading of commodity futures in energy, U.S. and non U.S. interest rates, softs, metals and indices and were partially offset by gains in currencies, grains and livestock.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership (and Master) depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and Master) expect to increase capital through operations.

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and six months ended June 30, 2001, decreased by $153,364 and $296,759, respectively, as compared to the corresponding periods in 2000. This decrease is primarily the result of a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and six month period ended June 30, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2001 decreased by $43,788 and $142,339, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2001 decreased by $187,337 and $442,030, respectively, as compared to the corresponding periods in 2000 primarily due to a decrease in the management fee rate during the fourth quarter of 2000.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2001 decreased by $7,742 and increased by $3,566, as compared to the corresponding periods in 2000.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2001 or 2000.

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2001. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2001, the Master's total capitalization was $90,982,350.


                                  June 30, 2001
                                   (Unaudited)
                                                                 Year to Date
                                                 % of Total      High        Low
Market Sector                  Value at Risk    Capitalization    Value at Risk
----------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $   425,250          0.47%     $ 425,250   $   182,149
 - OTC Contracts                 4,233,154          4.65%     5,090,588     1,955,574
Energy                           2,033,500          2.24%     2,033,500       487,000
Grains                             239,825          0.26%       306,150       222,075
Interest Rates U.S.                452,730          0.50%     1,300,700       406,740
Interest Rates Non-U.S           2,131,764          2.34%     4,042,034     1,271,569
Livestock                           10,200          0.01%        10,800         7,000
Metals:
 - Exchange Traded Contracts       344,500          0.38%       479,000       120,000
 - OTC Contracts                   276,500          0.30%       276,500        77,500
Softs                              439,782          0.48%       469,764       188,739
Indices                          1,769,764          1.95%     1,769,764       965,339
                                ----------          -----
Total                          $12,356,969         13.58%
                                ==========         ======

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

Date:     8/13/01
         -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      Smith Barney Futures Management LLC
         (General Partner)

By:      /s/ David J. Vogel, President
         -------------------------------
         David J. Vogel, President

Date:     8/13/01
         -----------



By:      /s/ Daniel R. McAuliffe, Jr.
         -----------------------------------
         Daniel R. McAuliffe, Jr.
         Chief Financial Officer and
         Director

Date:     8/13/01
         ------------