Form 10-Q
period 2001-09-30
SHEARSON MID WEST FUTURES FUND
filed 2001-11-13
CIK 924875

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001
                      ------------------

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

                                                               Page
                                                               Number

PART I - Financial Information:

   Item 1.Financial Statements:
          Statement of Financial Condition at
          September 30, 2001 and December 31,
          2000 (unaudited).                                      3

          Statement of Income and Expenses and Partners'
          Capital for the three and nine months ended
          September 30, 2001
          and 2000 (unaudited).                                  4

          Notes to Financial Statements
          (unaudited)                                          5 - 11

   Item 2.Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                          12 - 14

   Item 3.Quantitative and Qualitative
                  Disclosures of Market Risk                  15 - 16

PART II - Other Information                                     17

                                     PART I
                          Item 1. Financial Statements

                        Shearson Mid - West Futures Fund
                        Statement of Financial Condition
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         2001           2000
                                                      -----------   ------------
Assets:

  Investment in Master                                 $30,423,595   $         -
  Cash, in commodity futures trading account                35,195    27,457,873
  Net unrealized appreciation on open
    positions, in commodity futures trading account            -       5,516,316
                                                       -----------   -----------
                                                        30,458,790    32,974,189
Interest receivable                                         60,135       119,135
                                                       -----------   -----------
                                                       $30,518,925   $33,093,324
                                                       ===========   ===========

Liabilities and Partners' Capital:

Liabilities:
 Accrued expenses:
  Commissions                                          $   152,595   $   165,467
  Management fees                                           50,543        54,800
  Administrative fees                                       25,272        27,400
  Other                                                     40,322        47,857
 Redemptions payable                                       207,191       413,911
                                                       -----------   -----------
                                                           475,923       709,435
                                                       -----------   -----------

Partners' Capital:
  General Partner, 322.1307 Unit equivalents
    outstanding in 2001 and 2000                           698,608       687,221
  Limited Partners, 13,530.8136 and 14,857.6190
    Units of Limited Partnership Interest
    outstanding in 2001 and 2000, respectively          29,344,394    31,696,668
                                                       -----------   -----------
                                                        30,043,002    32,383,889
                                                       -----------   -----------
                                                       $30,518,925   $33,093,324
                                                       ===========   ===========


See Notes to Financial Statements.

                         SHEARSON MID-WEST FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                                       -----------------------------------       -----------------------------------
                                                            2001                2000                  2001                2000
                                                       ---------------     ---------------       ---------------     ---------------
Income:
Realized gains (losses) on closed positions from Master     $ 634,575         $         -           $ 3,817,748         $         -
Change in unrealized gains on open
positions from Master                                       1,132,352                   -             2,696,753                   -
  Net gains (losses) on trading of commodity
   interests (See Note 1)
  Realized gains (losses) on closed positions                       -            (442,771)            1,042,488          (7,876,425)
  Change in unrealized losses on open
   positions                                                        -          (1,598,767)           (5,516,316)         (2,017,017)
                                                       ---------------     ---------------       ---------------     ---------------
                                                            1,766,927          (2,041,538)            2,040,673          (9,893,442)
Less, brokerage commissions including clearing fees
  of $9,289 (Allocated from the Master), $8,017,
  $27,871 (Allocated from the Master) and $27,510,
  respectively                                               (469,447)           (433,424)           (1,485,715)         (1,592,031)
                                                       ---------------     ---------------       ---------------     ---------------
  Net realized and unrealized gains (losses)                1,297,480          (2,474,962)              554,958         (11,485,473)
  Interest income                                             195,477             345,803               731,049           1,178,134
                                                       ---------------     ---------------       ---------------     ---------------
                                                            1,492,957          (2,129,159)            1,286,007         (10,307,339)
                                                       ---------------     ---------------       ---------------     ---------------

Expenses:
  Management fees                                             147,898             273,658               443,506           1,011,296
  Administrative fees                                          73,949              68,415               261,925             252,825
  Other expenses                                               15,622              10,329                46,159              40,323
                                                       ---------------     ---------------       ---------------     ---------------
                                                              237,469             352,402               751,590           1,304,444
                                                       ---------------     ---------------       ---------------     ---------------
  Net income (loss)                                         1,255,488          (2,481,561)              534,417         (11,611,783)
  Redemptions                                              (1,129,499)         (3,320,493)           (2,875,304)         (7,855,626)
                                                       ---------------     ---------------       ---------------     ---------------
  Net increase (decrease) in Partners' capital                125,989          (5,802,054)           (2,340,887)        (19,467,409)
Partners' capital, beginning of period                     29,917,013          30,300,091            32,383,889          43,965,446
                                                       ---------------     ---------------       ---------------     ---------------
Partners' capital, end of period                         $ 30,043,002        $ 24,498,037          $ 30,043,002        $ 24,498,037
                                                       ---------------     ---------------       ---------------     ---------------
Net asset value per Unit
  (13,852.9443 and 16,130.8308 Units outstanding
  at September 30, 2001 and 2000, respectively)            $ 2,168.71          $ 1,518.71            $ 2,168.71          $ 1,518.71
                                                       ---------------     ---------------       ---------------     ---------------
Net income (loss)  per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                $ 91.32           $ (145.87)              $ 35.35           $ (612.55)
                                                       ---------------     ---------------       ---------------     ---------------


See Notes to Financial Statements

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

     Effective January 26, 2001, the Partnership transferred substantially all of its assets to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"), as a non-managing member. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. Smith Barney Futures Management LLC (the "General Partner") is the general partner of the Partnership and the managing member of the Master. There is no material increase in expenses to investors as a result of investment in the Master and redemption rights are not affected.

     As of September 30, 2001, the Partnership owns 31.2% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition and the Statement of Income and Expenses and Members, Capital and Financial Highlights are included herein.


     The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of September 30, 2001, all trading decisions for the Partnership are being made by the Advisor.


     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 and December 31, 2000 and the results of its operations for the three and nine months ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     The Master's Statement of Financial Condition as of September 30, 2001, and its Statement of Income and Expenses and Members' Capital for the three months ended September 30, 2001 and the period from January 26, 2001 (commencement of trading operations) to September 30, 2001 were:


                    JWH Strategic Allocation Master Fund LLC
                          Statement Financial Condition
                                   (Unaudited)


                                                 September 30, 2001

Assets:
Equity in commodity futures trading account:
Cash                                               $  92,472,852
Net unrealized appreciation on open
 futures positions                                     4,976,327
                                                     -----------

                                                   $  97,449,179
                                                     ===========
Members' Capital                                   $  97,449,179
                                                     ===========

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

                    JWH Strategic Allocation Master Fund LLC
              Statement of Income and Expenses and Members' Capital
                                   (Unaudited)


                                             For the three         For the period
                                                 months           from January 26,
                                                  ended               2001 to
                                               September 30,       September 30,
                                                   2001                2001
                                              -------------        ------------
Income:
Net gains (losses) on
 trading of  commodity
 interests:
Realized gains on closed
 positions                                     $  2,204,612        $ 11,944,318
Change in unrealized
 gains (losses) on open
 positions                                        3,425,143          (4,021,098)
                                               ------------        ------------
                                                  5,629,755           7,923,220
Less, clearing fees                                 (68,305)           (175,578)
                                               ------------        ------------
Net income                                        5,561,450           7,747,642
Additions                                         4,490,310          25,340,310
Redemptions                                      (3,584,931)        (10,539,999)
                                               ------------        ------------
Net increase in Members'
 Capital                                          6,466,829          22,547,953
Members' Capital, beginning
  of period                                      90,982,350          74,901,226
                                                ------------        ------------
Members' Capital,
 end of period                                 $ 97,449,179        $ 97,449,179
                                               ============        ============

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)
2.     Financial Highlights:

         Changes in the Partnership's net asset value per Unit for the three and nine months ended September 30, 2001 and 2000 were as follows:



                                     THREE-MONTHS ENDED           NINE-MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                  ------------------------     ------------------------
                                     2001           2000           2001          2000
                                  ---------     ----------    -----------    -----------
Net realized and unrealized
 Gain(losses)                     $   94.30      $(145.51)     $   36.97      $ (606.11)
Interest income                       13.79         20.15          49.73          62.51
Expenses                             (16.77)       (20.51)        (51.35)        (68.95)
                                  ----------     ---------     ----------     ----------

Increase(decrease) for period         91.32       (145.87)         35.35        (612.55)
Net Asset Value per Unit,
 beginning of period               2,077.39      1,664.58       2,133.36       2,131.26
                                 ----------    ----------     ----------     ----------
Net Asset Value per Unit,
  end of period                   $2,168.71     $1,518.71      $2,168.71      $1,518.71
                                 ==========    ==========     ==========     ==========
Total Return                            4.4%                         1.7%
Ratio of expenses, including
 brokerage commissions, to
 average net assets  *                  9.6%                         9.6%
Ratio of net income to average
 net assets *                          17.0%                         2.3%
----------------------------------------------------------------------------------
Financial Highlights of the
 master:
Total Return                            6.1%                        10.3%
Ratio of expenses, including
 clearing fees to average net
 assets *                               0.3%                         0.3%   **
Ratio of net income to average
 net assets *                          24.1%                        11.4%   **
*      Annualized
**     For the period from January 26, 2001 (commencement of trading operations)
       to September 30, 2001

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

3.       Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the statement of income and expenses and are discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, herein.

     The respective Customer Agreements between the Partnership and SSB and the Master and SSB give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.


     All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period from January 26, 2001 to September 30, 2001, based on a monthly calculation, was $6,076,490. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2001 was $4,976,327, as detailed below.

                                                Fair Value
                                            September 30, 2001

Currency:
 - Exchange Traded Contracts                 $    (41,325)
 - OTC Contracts                                 (777,630)
Energy                                            246,308
Grains                                            101,475
Interest Rates U.S.                             2,058,937
Interest Rates Non-U.S.                           318,760
Livestock                                          26,390
Metals:
 - Exchange Traded Contracts                      483,955
 - OTC Contracts                                  400,812
Softs                                           1,060,167
Indices                                         1,098,478
                                               ----------
Total                                          $4,976,327
                                               ==========

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)

     As of December 31, 2000, all of the commodity interests owned by the Partnership were held for trading purposes. The average fair value during the twelve months ended December 31, 2000, based on a monthly calculation, was $1,056,652. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000, was $5,516,316, as detailed below.

                                                 Fair Value
                                               -------------
                                                December 31,
                                                   2000
                                                ------------
Currency:
 -  Exchange Traded Contracts                   $  148,250
 -  OTC Contracts                                1,916,561
Energy                                             870,480
Grains                                              98,115
Interest Rates U.S.                              1,184,843
Interest Rates Non-U.S.                            967,964
Livestock                                            6,720
 -  Exchange Traded Contract                        (6,190)
 -  OTC Contracts                                  (45,751)
Softs                                              (97,168)
Indices                                            472,492
                                                 ---------
Total                                           $5,516,316
                                                 =========

4. Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, through its investment in the Master.

     The Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                               September 30, 2001
                                   (Unaudited)
                                   (Continued)


contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation (depreciation) in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because the sole counterparty or broker with respect to the Master's assets is SSB.

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

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2001. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and interest receivable. The Master does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, allocated net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2001.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the nine months ended September 30, 2001, Partnership capital decreased 7.2% from $32,383,889 to $30,043,002. This decrease was attributable to the redemption of 1,326.8054 Units resulting in an outflow of $2,875,304 which was partially offset by net income from operations of $534,417, for the nine months ended September 30, 2001. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the period from January 26, 2001 (commencement of trading operations) to September 30, 2001, Master capital increased 30.1% from $74,901,226 to
$97,449,179. This increase was attributable to net income from operations of $7,747,642 coupled with additions of $25,340,310, which was partially offset by redemptions of $10,539,999, for the period from January 26, 2001 to September 30, 2001. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's third quarter of 2001, the net asset value per unit increased 4.4% from $2,077.39 to $2,168.71 as compared to a decrease of 8.8% in the third quarter of 2000. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2001 of $1,766,927. Gains were primarily attributable to the Master's trading of commodity futures, in U.S. interest rates, livestock, metals, indices and softs and were partially offset by losses in grains. The Master experienced a net trading gain before commissions and related fees in the third quarter of 2001 of $5,629,755. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 2000 of $2,041,538. Losses were primarily attributable to the trading of commodity futures in currencies, livestock, non-U.S. interest rates, softs, metals and indices and were partially offset by gains in energy, grains and U.S. interest rates.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership (and Master) depends on the existence of major price trends and the ability of the Advisor to identify correctly those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and Master) expects to increase capital through operations.

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 2001, decreased by $150,326 and $447,085, respectively, as compared to the corresponding periods in 2000. This decrease is primarily the result of a decrease in interest rates and the effect of redemptions on the Partnership's equity maintained in cash during the three and nine month period ended September 30, 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2001 increased by $36,023 and decreased by $106,316, respectively, as compared to the corresponding periods in 2000.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2001 decreased by $125,760 and $567,790, respectively, as compared to the corresponding periods in 2000 primarily due to a decrease in the management fee rate during the fourth quarter of 2000.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2001 increased by $5,534 and $9,100, respectively, as compared to the corresponding periods in 2000.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and nine months ended September 30, 2001 or 2000.

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

     Market movements result in frequent changes in the fair value of the Master's open positions and, consequently, in its earnings and cash flow. The Master's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification effects of the Master's open positions and the liquidity of the markets in which it trades.

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of September 30, 2001. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2001, the Master's total capitalization was approximately $97,449,179.

                               September 30, 2001
                                   (Unaudited)


                                                                    Year to Date
                                              % of Total         High            Low
Market Sector                Value at Risk  Capitalization   Value at Risk   Value at Risk
-------------------------------------------------------------------------------------------
Currencies:
 - Exchange Traded Contracts   $   479,650        0.49%      $  537,450      $  182,149
 - OTC Contracts                 3,529,457        3.62%       5,090,588       1,955,574
Energy                           1,830,000        1.88%       2,158,000         475,900
Grains                             326,450        0.33%         382,750         135,000
Interest Rates U.S.              1,286,200        1.32%       1,505,450         406,740
Interest Rates Non-U.S.          2,577,639        2.64%       4,042,034       1,021,936
Livestock                            8,500        0.01%          10,200           7,000
Metals:
 - Exchange Traded Contracts       436,000        0.45%         479,000         122,000
 - OTC Contracts                   290,900        0.30%         292,900          77,500
Softs                              406,580        0.42%         469,764         185,396
Indices                          1,780,458        1.83%       1,883,559         965,339
                              ------------       ------
Total                          $12,951,834       13.29%
                              ============      =======

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

Date:  11/8/01

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

Date:  11/8/01



By:   /s/ Daniel R. McAuliffe, Jr.
      -----------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date:  11/8/01
      ------------