Form 10-K
period 2001-12-31
SHEARSON MID WEST FUTURES FUND
filed 2002-03-27
CIK 924875

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

Commission File Number 0-24280
                       -------

                       SHEARSON MID-WEST FUTURES FUND
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New York                              13-3634370
---------------------------------------------------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
----------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                               (212) 723-5424
---------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  Units of Limited
                                                             Partnership
                                                             Interest
                                                             (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of February 28, 2002, Limited Partnership Units with an aggregate value of $25,271,788 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1. Business.

     (a) General development of business. Shearson Mid-West Futures Fund (the "Partnership") is a limited partnership organized on August 21, 1991 under the partnership laws of the State of New York. The Partnership commenced trading operations on December 2, 1991. From December 2, 1991 to January 25, 2001, the Partnership engaged in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. Between September 26, 1991 and December 2, 1991, 2,000 Units of Limited Partnership Interest ("Units") were sold at $1,000 per Unit. The proceeds of the offering were held in an escrow account until December 2, 1991, at which time they were turned over to the Partnership for trading. Redemptions of Units for the years ended December 31, 2001, 2000 and 1999 are reported in the Statement of Partners' Capital on page F-6 under "Item
8. Financial Statements and Supplementary Data."

     The Partnership will be liquidated upon the first to occur of the following: December 31, 2011; if the Net Asset Value per Unit falls below $350 as of the end of business on any business day or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the "Limited Partnership Agreement").

     Effective January 26, 2001, the Partnership transferred substantially all of its assets in exchange for 31,509.8853 Units of the Master and a fair value of $31,509,885 as a tax-free transfer to JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"). The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. Smith Barney Futures Management LLC (the "General Partner") is the general partner of the Partnership and the managing member of the Master. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     At December 31, 2001, the Partnership owns 30.12% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

     Prior to January 26, 2001, the Partnership's commodity broker was Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc.

     The Master's trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB.

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

     The General Partner has entered into a management agreement (the "Management Agreement") with the Advisor, John W. Henry & Company, Inc., who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or SSB. The Advisor is not responsible for the organization or operation of the Partnership.

     Pursuant to the terms of the Management Agreement, for the period January 1, 2000 through September 30, 2000, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of Net Assets allocated to the Advisor as of the end of the month and an incentive fee payable quarterly of 15% of New Trading Profits (as defined in the Management Agreement) of the Partnership. For the period October 1, 2000 to January 25, 2001, the Partnership was obligated to pay the Advisor a monthly management fee 1/6 of 1%

(2% per year) of month-end Net Assets managed by the Advisor and an incentive fee, payable quarterly, equal to 20% of the New Trading Profits. Effective January 26, 2001, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/16 of 1% (2% per year) of month-end Net Assets allocated pro-rata by the Master and an Incentive fee payable quarterly, equal to 20% of the New Trading Profits allocated pro-rata by the Master, as defined in the Management Agreement.


     Prior to January 26, 2001, the Customer Agreement between the Partnership and SSB (the "Customer Agreement") provided that the Partnership pay SSB a monthly brokerage fee equal to 1/2 of 1% of month-end Net Assets (6% per year), in lieu of brokerage commissions on a per trade basis ( the "brokerage"). SSB pays a portion of its brokerage fees to its financial consultants who have sold Units. This fee did not include National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees which were borne by the Partnership. Effective January 26, 2001, the Partnership is obligated to pay the Brokerage Fee based on month-end Net Assets allocated pro-rata from the Master. All exchange, clearing user, give-up, floor brokerage and NFA fees will be borne by the Master and allocated pro-rata to the Partnership through its investment in the Master. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Partnership and SSB gives the

Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

     In addition, SSB pays the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate equal to the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. Effective January 26, 2001, SSB will pay the Partnership interest on 80% of the average daily equity allocated pro-rata to the Partnership by the Master during each month at the rate of the average non-competitive yield of 13-week T-Bills as determined at the weekly auctions thereof during the month.

     (b) Financial information about segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 is set forth under "Item 6. Selected Financial Data." The Partnership's capital as of December 31, 2001 was $27,777,558.

     (c) Narrative description of business.

         See Paragraphs (a) and (b) above.
         (i) through (x) - Not applicable.
         (xi) through (xii) - Not applicable.
         (xiii) - The Partnership has no employees.

     (d) Financial Information About Geographic Areas. The Partnership and through the Partnership's investment in the Master does not engage in sales of goods or services or own any long lived assets, and therefore this item is not applicable.

Item 2. Properties.

     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.

Item 3.  Legal Proceedings.

     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Salomon Smith Barney Holdings Inc. ("SSBH") or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

     Salomon Smith Barney Inc. ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.

     There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of Commodity Futures Trading Commission ("CFTC") disclosure requirements are:

     In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals, which was granted in January 2000. After hearing oral argument, on June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company, and remanded the matter to the circuit court for further proceedings. Subsequently, the circuit court remanded the matter to the U.S. District Court for the Northern District of Illinois for further proceedings.

     Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the underlying transactions. With respect to the IRS, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange Count. SSB and the remaining brokerage firms settled with Orange County in mid 1999.

     In June  1998,  complaints  were filed in the U.S.  district  Court for the

Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew the lawsuit.

     In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The Complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, Charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint. In November 1999, SSB moved to dismiss the amended complaint. In May 2001, the parties reached, and the court preliminarily approved, a tentative settlement. In September 2001, the court approved the settlement.

     In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.

     In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegation, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15cl -2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.

     In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiffs' motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution. Discovery is ongoing.

     SSBH and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which SSBH's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of SSBH's management, none of these actions is expected to have a material adverse effect on the results of operations, consolidated financial condition or liquidity of SSBH and its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to the security holders for a vote during the last fiscal year covered by this report.

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
         Matters.

     (a) Market Information. The Partnership has issued no stock. There is no public trading market for the Units of Limited Partnership Interest.

     (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 2001 was 371.

     (c) Distribution. The Partnership did not declare a distribution in 2001 or 2000.

     (d) Use of Proceeds. There were no additional sales in the years ended December 31, 2001, 2000 and 1999.

Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and total assets at December 31, 2001, 2000, 1999, 1998 and 1997 were as follows:

                                       2001            2000            1999           1998           1997
                                    -----------    ------------    ------------   -----------     -----------
Realized and unrealized trading
 gains (losses) net of brokerage
 commissions and clearing fees
 of $1,898,611, $2,050,642,
 $3,470,260, $3,757,246 and
 $3,894,823, respectively          $   (737,462)     (2,016,503)   $(11,456,894)   $  3,311,940   $  9,213,687
Interest income                         844,912       1,516,605       2,011,188       2,218,879      2,495,221
                                   ------------    ------------    ------------    ------------   ------------
                                   $    107,450    $   (499,898)   $ (9,445,706)   $  5,530,819   $ 11,708,908
                                   ============    ============    ============    ============   ============
Net income (loss)                  $   (845,590)   $ (2,033,102)   $(12,246,876)   $  1,967,059   $  7,618,700
                                   ============    ============    ============    ============   ============
Increase (decrease) in Net
 Asset Value per unit              $     (64.74)          $2.10*   $    (570.57)   $      92.64   $     299.35
                                   ============    ============    ============    ============   ============
Total assets                       $ 28,284,925    $ 33,093,324    $ 44,833,263    $ 63,965,039   $ 65,733,567
                                   ============    ============    ============    ============   ============



* The amount shown per Unit in 2000 does not correspond with the net loss as shown on the Statement of Income and Expenses for the year ended December 31, 2001 because of the timing of redemptions of the Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master, and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership and through its investment in the Master. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Master follows certain policies including:

          (1) The Master funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisor, ease of taking and liquidating positions.

          (2) The Master diversifies its positions among various commodities. The Advisor does not initiate additional positions in any commodity for the Master if such additional positions would result in aggregate positions for all commodities requiring a margin of more than 66-2/3% of net assets of the Master managed by the Advisor.

          (3) The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

          (4) The Master does not employ the trading technique commonly known as "pyramiding," in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

     (5) The Master does not utilize borrowings except short-term borrowings if the Master takes delivery of any cash commodities. (6) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the contracts.

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, through its investment in the Master.

     The Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates.

Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's and the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. (See also "Item 8. Financial Statements and Supplementary Data," for further information on financial instrument risk included in the notes to financial statements). Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership and the Master will cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Unit to less than $350 as of the close of business on any business day.

     (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.

     (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership through the Partnership's investment in the Master may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management, administrative, and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.

     No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem all or some of his Units at the Net Asset Value as of the last day of any month on fifteen days written notice to the General Partner. For the year ended December 31, 2001, 1,751.6591 Units were redeemed totaling $3,760,741. For the year ended December 31, 2000, 5,449.0614 Units were redeemed totaling $9,548,455. For the year ended December 31, 1999, 2,608.2147 Units were redeemed totaling $6,570,181.

     Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933 as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor's spouse of at least three times his investment in the Partnership (the minimum investment for which is $50,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times his investment in the Partnership for each year.

     (c) Results of Operations. For the year ended December 31, 2001, the Net Asset Value per Unit decreased 3.0% from $2,133.36 to $2,068.62. For the year ended December 31, 2000, the Net Asset Value per Unit increased 0.1% from $2,131.26 to $2,133.36. For the year ended December 31, 1999, the Net Asset Value Per Unit decreased 21.1% from $2,701.83 to $2,131.26.

     The Partnership through, its investment in the Master experienced net trading gains of $1,161,149 before commissions and expenses for the period from January 26, 2001 to December 31, 2001. Gains were attributable to the trading of U.S. and non-U.S. interest rates futures contracts and were partially offset by losses incurred in the trading of currencies, metals and indices.

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

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership and Master depends on the existence of major price trends and the ability of the Advisor to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership and Master expect to increase capital through operations.

     (d) Operational Risk

     The Partnership, through its investment in the Master, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace. Such risks include:

Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership through the Partnership's investment in the Master is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's and the Master's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among Units within the Partnership and the Master, and in the markets where the Partnership and the Master participates. Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholders, creditors, and regulators, is free of material errors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk Introduction

     The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's and the Master's main line of business.

     Market movements result in frequent changes in the fair market value of the Master's open positions and, consequently, in its earnings and cash flow. The Master's and the Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Master's open positions and the liquidity of the markets in which it trades.

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

Quantifying the Master's Trading Value at Risk.

     The following quantitative disclosures regarding the Master's and the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

     The Master's and the Partnership's risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk.

Due to the Master's mark-to-market accounting, any loss in the fair value of the Master's open positions is directly reflected in the Master's earnings (realized or unrealized) and cash flow.

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

     In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the the Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

     The fair value of the Master's futures and forward positions does not have any optionality component. However, the Advisor trades commodity options.

The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

     In quantifying the Master's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the the Master's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Master's Trading Value at Risk in Different Market Sectors.

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of December 31, 2001. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2001, the Master's total capitalization was $93,677,938.

                                December 31, 2001

                                                                    Year to Date
                                              % of Total          High          Low
Market Sector              Value at Risk    Capitalization    Value at Risk  Value at Risk
--------------------------------------------------------------------------------------------
Currencies
- OTC Contracts                 $ 5,033,147     5.37%         $5,602,634       $ 27,500
Energy                            1,883,100     2.01%          2,347,700        475,900
Grains                              255,000     0.27%            426,150        135,000
Interest Rates U.S.               1,017,700     1.09%          1,505,450        406,740
Interest Rates Non-U.S.           2,418,605     2.58%          4,042,034      1,021,936
Livestock                            14,400     0.02%             14,400          7,000
Metals
- Exchange Traded Contracts         394,000     0.42%            479,000        122,000
- OTC Contracts                      78,000     0.08%            292,900         77,500
Softs                               318,264     0.34%            469,764        137,945
Indices                           1,077,669     1.15%          1,883,559        943,944
                               -----------      -----
Total                           $12,489,885    13.33%
                               ===========     =====

As of December 31, 2000, the Partnership's total capitalization was $32,383,889.


                                December 31, 2000

                                                                    Year to Date
                                             %  of Total          High          Low
Market Sector              Value at Risk    Capitalization    Value at Risk  Value at Risk
-------------------------------------------------------------------------------------------
Currencies
- Exchange Traded Contracts     $   70,308       0.22%         $1,534,166    $   32,852
- OTC Contract                     942,671       2.91%          2,563,782       315,355
Energy                             678,400       2.09%          1,117,000       342,600
Grains                             231,100       0.71%            680,450        53,050
Interest Rates U.S.                375,250       1.16%            898,500       145,640
Interest Rates Non-U.S.          1,475,458       4.56%          3,179,004       451,562
Livestock                            2,100       0.01%             42,200         2,100
Metals (Exchange Traded and
 OTC Contracts)                    160,750       0.50%          1,025,500        33,000
Softs                              107,119       0.33%            249,145        44,467
Indices                            542,048       1.67%          1,042,723       273,099
                               ----------       ------
Total                           $4,585,204      14.16%
                               ==========       ======

Material Limitations on Value at Risk as an Assessment of Market Risk

     The face value of the market sector instruments held by the Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Master -- give no indication of this "risk of ruin".

Non-Trading Risk

     The Master has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

     Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master's market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures.

The following qualitative disclosures regarding the Master's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Master's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

     The following were the primary trading risk exposures of the Master as of December 31, 2001, by market sector.

     Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Master and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's and the Master's profitability. The Master's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Master also takes futures positions on the government debt of smaller nations -- e.g., Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Master for the foreseeable future.

     Currencies.   The   Master's   currency   exposure  is  to  exchange   rate
fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Master's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Master in expressing Value at Risk in a functional currency other than dollars.

     Stock Indices. The Master's primary equity exposure is to equity price risk in the G-7 countries. The stock index futures traded by the Master are by law limited to futures on broadly based indices. As of December 31, 2001, the

Partnership's and the Master's primary exposures were in the Eurex (Germany) and Chicago Mercantile Exchange (United States). The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership and through the Master to avoid being "whipsawed" into numerous small losses.)

     Metals. The Master's primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Master have consistently been in the precious metals, gold and silver. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Master.

     Softs. The Master's primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, cotton and sugar accounted for the substantial bulk of the Master's commodity exposure as of December 31, 2001.

     Energy. The Master's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Master as of December 31, 2001.

     Foreign Currency Balances. The Master's primary foreign currency balances are in Japanese yen, Euro dollar and Swiss francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Master's non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The General Partner monitors and controls the Master's and the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master and the Partnership are subject.

     The General Partner monitors the Master's performance and the concentration of its open positions, and consults with the Advisor concerning the Master's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor's own risk control policies while maintaining a general supervisory overview of the Master's market risk exposures.

     The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss loss points to exit a position. The Advisor's research of risk management often suggests ongoing modifications to its trading programs.

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

Item 8.    Financial Statements and Supplementary Data.



                         SHEARSON MID-WEST FUTURES FUND
                          INDEX TO FINANCIAL STATEMENTS


                                                           Page
                                                           Number



  Oath or Affirmation                                      F-2

  Report of Independent Accountants.                       F-3

  Financial Statements:
  Statement of Financial Condition at
  December 31, 2001 and 2000.                              F-4

  Statement of Income and Expenses for
  the years ended December 31, 2001,
  2000 and 1999.                                           F-5

  Statement of Partners' Capital for the
  years ended December 31, 2001, 2000
  and 1999.                                                F-6

  Notes to Financial Statements.                        F-7 - F-11

  Financial Statements of the Master
  Oath or Affirmation.                                     F-12

  Report of Independent Accountants.                       F-13

  Statement of Financial Condition at
  December 31, 2001.                                       F-14

  Condensed Schedule of Investments at
  December 31, 2001                                        F-15

  Statement of Income and Expenses for the
  period January 26, 2001 (commencement of
  trading operations) to December 31, 2001                 F-16

  Statement of Members' Capital for the
  Period January 26, 2001 (commencement of
  Trading operations) to December 31, 2001                 F-17

  Notes to Financial Statements.                       F-18 - F-21

                           To The Limited Partners of
                         Shearson Mid-West Futures Fund

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.





By:    Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Smith Barney Futures Management LLC
       General Partner, Shearson Midwest
       Futures Fund L.P.

       Smith Barney Futures Management LLC
       388 Greenwich Street
       7th Floor
       New York, N.Y. 10013
       212-723-5424

Report of Independent Accountants

To the Partners of
  Shearson Mid-West Futures Fund:

In our opinion,  the  accompanying  statement of  financial  condition,  and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Shearson Mid-West Futures Fund at December 31, 2001 and 2000, and the results of its operations for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                         Shearson Mid-West Futures Fund
                        Statement of Financial Condition
                           December 31, 2001 and 2000

                                                                               2001                2000
Assets:
Investment in Master, at fair value                                         $28,212,698         $        --
Cash, in commodity futures trading account                                       39,834          27,457,873
Net unrealized appreciation on open positions, in commodity
  futures trading account                                                            --           5,516,316
                                                                           ------------        ------------
                                                                             28,252,532          32,974,189
Interest receivable                                                              32,393             119,135
                                                                           ------------        ------------
                                                                            $28,284,925         $33,093,324
                                                                             ==========          ==========


Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                                                 $141,425            $165,467
   Management fees                                                               46,867              54,800
   Administrative fees                                                           23,433              27,400
   Professional fees                                                             19,681              45,154
   Other                                                                          3,851               2,703
  Redemptions payable (Note 5)                                                  272,110             413,911
                                                                           ------------        ------------
                                                                                507,367             709,435
                                                                           ------------        ------------
Partners' capital (Notes 1, 5 and 6):
  General Partner, 322.1307 Unit equivalents
   outstanding in 2001 and 2000                                                 666,366             687,221
  Limited Partners, 13,105.9599 and 14,857.6190 Units of Limited
   Partnership Interest outstanding in 2001 and 2000, respectively           27,111,192          31,696,668
                                                                           ------------        ------------
                                                                             27,777,558          32,383,889
                                                                           ------------        ------------
                                                                            $28,284,925         $33,093,324
                                                                             ==========          ==========




See notes to financial statements.

                         Shearson Mid-West Futures Fund
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 2001, 2000 and 1999

                                                      2001                2000                1999
                                                    ---------          ---------           ---------
Income:
   Realized gains on closed positions from
    Master                                         $2,926,313        $         --        $         --
   Change in unrealized losses on open
    positions from Master                            (835,302)                 --                  --
   Expenses allocated from Master                     (48,778)                 --                  --
   Net gains (losses) on trading of
    commodity interests:
    Realized losses on closed positions             1,167,649**        (5,550,761)         (1,577,313)
    Change in unrealized gains (losses) on
     open positions                                (2,048,733)**        5,584,900          (6,409,321)
                                                 ------------        ------------       -------------
                                                    1,161,149              34,139          (7,986,634)
  Less, brokerage commissions including
   clearing fees of $34,920 and $49,605, in
   2000 and 1999, respectively (Note 3c)           (1,898,611)         (2,050,642)         (3,470,260)
                                                 ------------        ------------       -------------
  Net realized and unrealized losses                 (737,462)         (2,016,503)        (11,456,894)
  Interest income (Note 3c)                           844,912           1,516,605           2,011,188
                                                 ------------        ------------       -------------
                                                      107,450            (499,898)         (9,445,706)
                                                 ------------        ------------       -------------
Expenses:
  Management fees (Note 3b)                           586,194           1,156,751           2,186,172
  Administrative fees (Note 3a)                       333,268             325,552             546,541
  Professional fees                                    26,052              40,789              63,670
  Other expenses                                        7,526              10,112               4,787
                                                 ------------        ------------       -------------
                                                      953,040           1,533,204           2,801,170
                                                 ------------        ------------       -------------
Net loss                                            $(845,590)        $(2,033,102)       $(12,246,876)
                                                   ==========           =========          ==========

Net income (loss) per Unit of Limited
  Partnership Interest and General Partner
  Unit equivalent (Notes 1 and 6)                     $(64.74)              $2.10*           $(570.57)
                                                    =========             =======              ======



     * The amount shown per Unit in 2000 does not correspond with the net loss as shown on the Statement of Income and Expenses for the year ended December 31, 2000 because of the timing of redemptions of the Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests.


    ** For the period from January 1, 2001 to January 25, 2001 (Note 1).


See notes to financial statements.

                         Shearson Mid-West Futures Fund
                         Statement of Partners' Capital
                               for the years ended
                        December 31, 2001, 2000, and 1999

                                                           Limited            General
                                                         Partners             Partner             Total

Partners' capital at December 31, 1998                  $61,912,161            $870,342       $62,782,503
Net loss                                                (12,063,078)           (183,798)      (12,246,876)
Redemption of 2,608.2147 Units of
   Limited Partnership Interest                          (6,570,181)                 --        (6,570,181)
                                                       ------------        ------------      ------------
Partners' capital at December 31, 1999                   43,278,902             686,544        43,965,446
Net income (loss) (Note 6)                               (2,033,779)                677*       (2,033,102)
Redemption of 5,449.0614 Units of
   Limited Partnership Interest                          (9,548,455)                 --        (9,548,455)
                                                       ------------        ------------      ------------
Partners' capital at December 31, 2000                   31,696,668             687,221        32,383,889
Net loss                                                   (824,735)            (20,855)         (845,590)
Redemption of 1,751.6591 Units of
   Limited Partnership Interest                          (3,760,741)                 --        (3,760,741)
                                                       ------------        ------------      ------------
Partners' capital at December 31, 2001                  $27,111,192            $666,366       $27,777,558
                                                         ==========         ===========        ==========


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

     Effective January 26, 2001, the Partnership transferred substantially all of its assets as a tax-free transfer to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"), as a non-managing member for 31,509.8853 Units of the Master and a fair value of $31,509,885. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. Smith Barney Futures Management LLC (the "General Partner") is the general partner of the Partnership and the managing member of the Master. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     The financial statements of the Master, including the condensed schedule of investments, are contained elsewhere in this report and should be read together with the Partnership's financial statements.

     At December 31, 2001, the Partnership owns 30.12% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly effected by the performance of the Master.

     Prior to January 26, 2001, the Partnership's commodity broker was Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

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

2.Accounting Policies:

  a. The value of the Partnership's investment in the Master reflects the Partnership's proportional interest in the member's capital of the Master. All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master and prior to January 26, 2001 by the Partnership are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

  b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

 c. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

    b. Management Agreement:

     The Management Agreement that the General Partner, on behalf of the Partnership, entered into with the Advisor, provides that the Advisor has sole discretion in determining the allocation of the assets of the Partnership by the General Partner. For the period January 1, 2000 through September 30, 2000, the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/3 of 1% (4% per year) of month end Net Assets allocated to the Advisor and an incentive fee payable quarterly equal to 15% of the New Trading Profits, as defined in the Management Agreement. For the period October 1, 2000 to January 25, 2001 the Partnership was obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets managed by the Advisor and an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in the Management Agreement, of the Partnership. Effective January 26, 2001, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated pro-rata by the Master and an Incentive fee, payable quarterly, equal to 20% of the New Trading Profits allocated pro-rata by the Master, as defined in the Management Agreement.

    c. Customer Agreement:

     Prior to January 26, 2001, the Partnership had a Customer Agreement which was assigned to SSB (from a predecessor company) whereby SSB provided services which included, among other things, the execution of transactions for the Partnership's account in accordance with orders placed by the Advisor. The Partnership was obligated to pay a monthly brokerage fee to SSB equal to 1/2 of 1% of month-end Net Assets (6% per year), in lieu of brokerage commissions on a per trade basis (the "Brokerage Fee"). A portion of this fee is paid to employees of SSB who have sold Units of the Partnership. This fee did not include exchange, clearing, user, give-up, floor brokerage and NFA fees which were borne by the Partnership. Effective January 26, 2001, the Partnership is obligated to pay the Brokerage Fee based on month-end Net Assets allocated pro-rata from the Master. All exchange, clearing user, user, give-up, floor brokerage and NFA fees will be borne by the Master and allocated pro-rata to the Partnership through its investment in Master. At December 31, 2000, the amount of cash held by the Partnership for margin requirements was $5,122,407. Effective January 26, 2001, cash margin requirements were maintained by the Master. For the period from January 1, 2001 to January 25, 2001, SSB paid the Partnership interest on 80% of the average daily equity maintained in cash in its account during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. Effective January 26, 2001, SSB will pay the Partnership interest on 80% of the average daily equity allocated pro-rata to the Partnership by the Master during each month at the rate of the average non-competitive yield of 13-week T-Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

    The results of the Master's and prior to January 26, 2001, the Partnership's trading activity are shown in the statement of income and expenses.

     The average fair value of the Partnership's commodity interests during the year ended December 31, 2000, based on a monthly calculation, was $1,056,652. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000 was $5,516,316, as detailed below.



                                                Fair Value
                                               December 31,
                                                   2000
    Currencies:
        -Exchange Traded Contracts               $148,250
        -OTC Contracts                          1,916,561
    Energy                                        870,480
    Grains                                         98,115
    Interest Rates U.S.                         1,184,843
    Interest Rates Non-U.S.                       967,964
    Livestock                                       6,720
    Metals:
         -Exchange Traded Contracts                (6,190)
         -OTC Contracts                           (45,751)
    Softs                                         (97,168)
    Indices                                       472,492
                                             ------------
    Total                                      $5,516,316
                                              ===========



5.  Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the General Partner; however, a limited partner may redeem all or some of his Units at the Net Asset Value as of the last day of any month ending at least one month after trading commenced on fifteen days written notice to the General Partner.

6.  Financial Highlights:

     Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2001, 2000 and 1999 were as follows:



                                                                2001                2000               1999

    Net realized and unrealized gains (losses)                $(55.73)              $1.58           $(534.56)
    Interest income                                             58.03               84.05              92.51
    Expenses                                                   (67.04)             (83.53)           (128.52)
                                                            ---------            --------           ---------
    Increase (decrease) for year                               (64.74)               2.10*           (570.57)
    Net asset value per Unit, beginning of year              2,133.36            2,131.26           2,701.83
                                                            ---------            --------           --------
    Net asset value per Unit, end of year                   $2,068.62           $2,133.36          $2,131.26
                                                             ========            ========            =======



    Total return                                         (3.0)%
    Ratio of expenses, including brokerage
     commissions, to average net assets                   9.5%
    Ratio of net loss to average net assets              (2.8)%

     * The amount shown per Unit in 2000 does not correspond with the net loss as shown on the Statement of Income and Expenses for the year ended December 31, 2000 because of the timing of redemptions of the Partnership's Units in relation to the fluctuating values of the Partnership's commodity interests.

7.  Financial Instrument Risks:

     The Partnership and through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, through the Partnership's investment in the Master, has concentration risk because the sole counterparty or broker with respect to the Master's assets is SSB.

     The General Partner monitors and controls the Partnership's/Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's/Master's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2001. However, due to the nature of the Partnership's/ Master's business, these instruments may not be held to maturity.

8.  Subsequent Event:

     Through February 28, 2002, there were additional  redemptions  representing
     232.6804 Units of Limited Partnership Interest totaling $464,585.

                                To The Members of
                    JWH Strategic Allocation Master Fund LLC

     To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.





By:    Daniel R. McAuliffe, Jr.
       Chief Financial Officer and Director
       Smith Barney Futures Management LLC
       Managing Member, JWH Strategic Allocation
       Master Fund LLC

       Smith Barney Futures Management LLC
       388 Greenwich Street
       7th Floor
       New York, N.Y. 10013
       212-723-5424

                        Report of Independent Accountants

To the Members of
   JWH Strategic Allocation Master Fund LLC:

In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statements of income and expenses and of members' capital present fairly, in all material respects, the financial position of JWH Strategic Allocation Master Fund LLC at December 31, 2001 and the results of its operations for the period from January 26, 2001 (commencement of trading operations) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the Managing Member; our responsibility is to express an opinion on these financial statements  based on our  audit.  We  conducted  our  audit  of these  financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the Managing Member, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
February 28, 2002

                    JWH Strategic Allocation Master Fund LLC
                        Statement of Financial Condition
                                December 31, 2001



                                                                             2001
Assets:
   Equity in commodity futures trading account:
    Cash                                                                  $88,330,292
    Net unrealized appreciation on open futures positions                   5,392,646
                                                                           ----------
                                                                          $93,722,938
                                                                           =========

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Professional fees                                                          $45,000
                                                                               ------
                                                                               45,000
Members' capital:
  Members' capital, 89,573.7730 Units outstanding in 2001                  93,677,938
                                                                           ----------
                                                                          $93,722,938
                                                                           ==========




See notes to financial statements.

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2001

                                    Notional
Sector                                Amount                Contract                                         Fair Value
-----------                        ------------------       ---------                                        ----------
Currencies
                                                             Over the counter contracts sold - 5.89%
                                  JPY  (16,890,265,200)      JPY/USD - 5.98%, March 20, 2002                 $5,601,926
                                                             Other - (0.09)%                                    (84,884)
                                                             Over the counter contracts purchased - 0.11%       105,908
                                                                                                              ---------
  Total Currencies - 6.00%                                                                                    5,622,950
                                                                                                              ---------

Total Energy - (0.35)%                                       Futures contracts purchased - (0.35)%             (327,598)
                                                                                                              ---------

Total Grains - 0.29%                                         Futures contracts sold - 0.29%                     274,911
                                                                                                              ---------

Total Interest Rates U.S. - (0.01)%                          Futures contracts sold - (0.01)%                   (14,360)
                                                                                                              ---------

Interest Rates Non-U.S.
                                                             Futures contracts sold 1.04%                       970,405
                                                             Futures contracts purchased - (0.20)%             (188,580)
                                                                                                              ---------
  Total Interest Rates Non-U.S.-                                                                                781,825
                                                                                                              ---------
0.84%

Total Livestock - (0.02)%                                    Futures contracts sold - (0.02)%                   (17,180)
                                                                                                              ---------

Metals
                                                             Futures contracts sold - (0.74)%                  (696,167)
                                                             Futures contracts purchased - (0.37)%             (348,785)
                                                                                                              ---------
  Total Metals - (1.11)%                                                                                     (1,044,952)
                                                                                                              ----------

Total Softs - 0.01%                                          Futures contracts purchased - 0.01%                 11,267
                                                                                                              ---------

Total Indices - 0.11%                                        Futures contracts purchased - 0.11%                105,783
                                                                                                              ---------

Total Fair Value - 5.76%                                                                                     $5,392,646
                                                                                                              ==========

                                 Investments             % of Investments
       Country Composition      at Fair Value             at Fair Value
       --------------------     ------------              --------------
       Australia                    $151,788                    2.82%
       Canada                         49,705                    0.92%
       Germany                     1,084,146                   20.10%
       Japan                        (355,642)                  (6.59)%
       Switzerland                    (2,304)                  (0.04)%
       United Kingdom                176,518                    3.27%
       United States               4,288,435                   79.52%
                                   ---------                   ------
                                  $5,392,646                  100.00%
                                   =========                  ======

Percentages are based on Members' capital unless otherwise indicated See notes to financial statements.

                    JWH Strategic Allocation Master Fund LLC
                        Statement of Income and Expenses
                      for the period from January 26, 2001
                      (commencement of trading operations)
                              to December 31, 2001


                                                              2001

Income:
  Net gains on trading of commodity interests:
   Realized gains on closed positions                     $9,307,481
   Change in unrealized losses
    on open positions                                     (2,710,941)
                                                        ------------
                                                           6,596,540
  Less, clearing fees                                       (230,343)
                                                        ------------
  Net realized and unrealized gains                        6,366,197
                                                        ------------

Expenses:
  Professional fees                                           45,000
                                                        ------------
                                                              45,000
Net income                                                $6,321,197
                                                           =========

Net income per Unit of Member Interest                        $45.82
                                                               =====





See notes to financial statements.

                    JWH Strategic Allocation Master Fund LLC
                          Statement of Members' Capital
                      for the period from January 26, 2001
                      (commencement of trading operations)
                              to December 31, 2001




                                                        Members'
                                                        Capital
                                                       ----------
Initial capital contribution from the Members
  representing 74,020.3930 Units                      $74,020,393
Net Income                                              6,321,197
Sale of 29,596.7052 Units of
  Members' Interest                                    28,929,324
Redemption of 14,043.3252 Units of
  Members' Interest                                   (15,592,976)
                                                       -----------
Members' capital at December 31, 2001                 $93,677,938
                                                       ==========


See notes to financial statements.

                    JWH Strategic Allocation Master Fund LLC
                          Notes to Financial Statements



1.  General:

     JWH Strategic Allocation Master Fund LLC (the "Master") is a limited liability company formed under the New York Limited Liability Company Law. The Master's purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Master is authorized to sell an unlimited number of member interests.

     On January 26, 2001 (date Master commenced trading), Shearson Mid-West Futures Fund ("Mid-West") and Smith Barney Mid-West Futures Fund L.P. II ("Mid-West II") transferred substantially all of their assets as a tax-free transfer to the Master as non-managing members for 74,020.3930 Units of the Master at a fair value of $74,020,393. The Master was formed to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, the Advisor's proprietary trading program, to invest together in one vehicle.

     The Master operates under a "master/feeder fund" structure where its investors consist of Mid-West, Mid-West II, The Aspetuck Fund L.P. and The Saugatuck Fund L.P., (collectively the "Feeder Funds") with 30.12%, 39.74%, 3.56% and 26.58% investments in the Master, respectively.

     Smith Barney Futures Management LLC is the managing member (the "Managing Member") of the Master. The Master's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the Managing Member. The Managing Member is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of December 31, 2001, all trading decisions for the Partnership are made by the Advisor.

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

  b. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Feeder Funds at the time of such determination. Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master's income and expenses.

     c. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.a. Managing Member Agreement:

     The Managing Member administers the business affairs of the Master including selecting one or more advisors to make trading decisions for the Master.

  b. Management Agreement:

     The Managing Member, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or SSB and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master allocated to it by the Managing Member. All management fees in connection with the Management Agreement are borne by the Feeder Funds.

  c. Customer Agreement:

     The Master has entered into a Customer Agreement with SSB whereby SSB provides services which include, among the other things, the execution of transactions for the Master's account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees are borne by the Master. All other fees including SSB's direct brokerage commission shall be borne by the Feeder Funds. All of the Master's assets are deposited in the Master's account at SSB. The Master's cash is deposited by SSB in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2001, the amount of cash held by the Master for margin requirements was $13,748,339. The Customer Agreement between the Master and SSB, gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

     The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master's trading activity are shown in the statement of income and expenses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the period from January 26, 2001 (commencement of trading operations) to December 31, 2001, based on a monthly calculation, was $5,146,554. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2001 was $5,392,646.

5.   Distributions and Redemptions:

     Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A member may require the Master to redeem his Units at their Net Asset Value as of the last day of each month. The Managing Member, in its sole discretion, may permit redemptions more frequently than monthly.

6.   Financial Highlights:

     Changes in the net asset value per Unit of Member interest for the period from January 26, 2001 (commencement of trading operations) to December 31, 2001 were as follows:




                                                          2001
                                                        ---------

    Net realized and unrealized gains (losses)           $46.32
    Expenses                                              (0.50)
                                                          -----
    Increase for period                                   45.82
    Net asset value per Unit, beginning of period      1,000.00
                                                       --------
    Net asset value per Unit, end of period           $1,045.82
                                                       ========



   Total return                                                         4.58%
   Ratio of expenses to average net assets *                            0.32%
   Ratio of net income to average net assets *                          7.41%

   *Annualized

7.  Financial Instrument Risks:

     The Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

     The Managing Member monitors and controls the Master's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of December 31, 2001. However, due to the nature of the Master's business, these instruments may not be held to maturity.

8.  Subsequent Event:

     On January 1, 2002, there were additional sales representing 1,469.6693 Units of Member interest totaling $1,537,008 and on January 31, 2002, there were additional redemptions representing 1,815.3637 Units of Member Interest totaling $1,898,541.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's and the Master's financial statements has resigned or was dismissed.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

          The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by John W. Henry & Company, Inc. (the "Advisor").

Item 11. Executive Compensation.

          The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item
1. Business." During the year ended December 31, 2001, SSB earned $1,898,611 in brokerage commissions and clearing fees. The Advisor earned $586,194 in management fees during 2001. The General Partner earned $333,268 in administrative fees during 2001. The Advisor did not earn an incentive fee in the year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

          (a). Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

          (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 322.1307 (2.4%) Units of limited partnership interest as of December 31, 2001.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a) (1) Financial Statements:

                    Statement of Financial Condition at December 31, 2001 and 2000.

                    Statement of Income and Expenses for the years ended December 31, 2001, 2000 and 1999.

                    Statement of Partners' Capital for the years ended December 31, 2001, 2000 and 1999.

               (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 2001.

               (3)  Exhibits:

                    3.1 -Certificate  of  Limited   Partnership   (previously
                            filed).

                    3.2 -Limited Partnership Agreement (previously filed).

                   10.1 - Management  Agreement  among   the  Partnership,  the
                         General Partner and John W. Henry & Company, Inc. (previously filed).

                   10.2 -Customer  Agreement  between   Partnership  and  Smith
                         Barney Shearson Inc. (previously filed).

                   10.3 -Form of Subscription Agreement (previously filed).

                   10.4 -Letter dated  February 16, 1995  from General  Partner to John W. Henry & Company, Inc. extending Management Agreement (previously filed).

                   10.5 -Letters extending  Management  Agreement with John W.
                         Henry & Company, Inc. for 1997 (filed as Exhibit 10.5 to Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

                    10.6 - Letter  extending  Management  Agreement with John W.
                           Henry & Company, Inc. for 1998 (previously filed).

                    10.7 - Letter  extending  Management  Agreement with John W.
                           Henry and Company, Inc. for 1999 (previously filed).

                    10.8 - Letter  extending  Management  Agreement with John W.
                           Henry & compay, Inc. for 2000 (previously filed).

                    10.9 - Letter  extending  Management  Agreement with John W.
                           Henry & Company, Inc. for 2001 (filed herein).

     (b) Report on Form 8-K: None Filed

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To
Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of March 2002.

SHEARSON MID-WEST FUTURES FUND L.P.


By:       Smith Barney Futures Management LLC
          (General Partner)



By        /s/  David J. Vogel
          -------------------------------------
          David J. Vogel, President & Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.



/s/ David J. Vogel                            /s/ Shelley Ullman
------------------------------                -----------------------------
David J. Vogel                                     Director
Director, Principal Executive
Officer and President



/s/ Maureen O'Toole                           /s/ Steve J. Keltz
--------------------------                    -----------------------------
Maureen O'Toole                                   Secretary and Director
Director



/s/ Daniel R. McAuliffe, Jr.
------------------------------
Daniel R. McAuliffe, Jr.
Chief Financial Officer and
Director