Form 10-Q
period 2002-03-31
SHEARSON MID WEST FUTURES FUND
filed 2002-05-14
CIK 924875

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002
                      --------------

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

                                 (212) 723-5424
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                                   Page
                                                                   Number

PART I - Financial Information:

  Item 1. Financial Statements:
          Statement of Financial Condition at
          March 31, 2002 and December 31,
          2001 (unaudited).                                          3

          Statement of Income and Expenses and Partners'
          Capital for the three months ended March 31, 2002
          and 2001 (unaudited).                                      4


          Notes to Financial Statements
          including the Financial Statements of
          JWH Strategic Allocation Master Fund
          LLC (unaudited).                                         5 - 14

  Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                              15 - 17

  Item 3. Quantitative and Qualitative
          Disclosures of Market Risk                              18 - 19

PART II - Other Information                                         20

                                     PART I

                          Item 1. Financial Statements

                         SHEARSON MID-WEST FUTURES FUND
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                       March 31,                December 31,
                                                                         2002                       2001
                                                                   ------------------         -----------------

Assets:
  Investment in Master , at fair value                                  $ 24,548,993              $ 28,212,698
  Cash, in commodity futures trading account                                  29,007                    39,834
                                                                   ------------------         -----------------
                                                                          24,578,000                28,252,532
Interest receivable                                                           29,830                    32,393
                                                                   ------------------         -----------------
                                                                        $ 24,607,830              $ 28,284,925
                                                                   ==================         =================


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                                              $ 123,039                 $ 141,425
  Management fees                                                             40,755                    46,867
  Administrative fees                                                         20,378                    23,433
  Other                                                                       31,745                    23,532
 Redemptions payable                                                         294,566                   272,110
                                                                   ------------------         -----------------
                                                                             510,483                   507,367
                                                                   ------------------         -----------------

Partners' Capital:
General Partner, 322.1307  Unit equivalents
   outstanding in 2002 and 2001                                              595,462                   666,366
Limited Partners, 12,713.9262 and 13,105.9599  Units of Limited
   Partnership Interest outstanding in 2002 and 2001, respectively        23,501,885                27,111,192
                                                                   ------------------         -----------------
                                                                          24,097,347                27,777,558
                                                                   ------------------         -----------------
                                                                        $ 24,607,830              $ 28,284,925
                                                                   ==================         =================




See Notes to Financial Statements.
                                        3

                         SHEARSON MID-WEST FUTURES FUND
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   -----------------------------
                                                         2002            2001
                                                   -------------     -----------

Income:
  Realized gains (losses) on closed
   positions from Master                            $ (1,044,344)   $  4,567,234
  Change in unrealized gains (losses) on open
   positions from Master                              (1,346,453)      3,951,520
  Net gains (losses) on trading of commodity
   interests (See Note 1):
  Realized gains on closed positions                         -         1,042,488
  Change in unrealized losses on
   open positions                                            -        (5,516,316)
                                                    ------------    ------------
                                                      (2,390,797)      4,044,926
  Interest income                                         88,486         304,760
                                                    ------------    ------------
                                                      (2,302,311)      4,349,686
                                                    ------------    ------------


Expenses:
  Brokerage commissions including clearing fees
   of $8,333 and $8,582, respectively
   (Allocated from the Master)                           411,674         521,127*
  Management fees                                        130,341         139,239
  Administrative fees                                     65,171         109,792
  Other expenses                                          11,563          15,376
                                                    ------------    ------------
                                                         618,749         785,534
                                                    ------------    ------------
  Net income (loss)                                   (2,921,060)      3,564,152
  Redemptions                                           (759,151)       (986,238)
                                                    ------------    ------------
  Net increase (decrease) in Partners' capital        (3,680,211)      2,577,914
Partners' capital, beginning of period                27,777,558      32,383,889
                                                    ------------    ------------
Partners' capital, end of period                    $ 24,097,347    $ 34,961,803
                                                    ============     ===========

Net asset value per Unit
  (13,036.0569 and 14,749.8008 Units outstanding
  at March 31, 2002 and 2001, respectively)           $ 1,848.51      $ 2,370.32
                                                      ==========        ========

Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent         $ (220.11)       $ 236.96
                                                         ========        =======

* Amount reclassified for comparative purposes
See Notes To Financial Statements
                                        4

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

     As of March 31, 2002, the Partnership owns 30.0% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition and the Statement of Income and Expenses and Members' Capital, Condensed Schedule of Investments and Financial Highlights are included herein.

     The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of March 31, 2002, all trading decisions for the Partnership are being made by the Advisor.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2002 and December 31, 2001 and the results of its operations for the three months ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

     The  Master's  Statement  of  Financial  Condition as of March 31, 2002 and
December 31, 2001, Condensed Schedule of Investments at March 31, 2002 and December 31, 2001, and its Statement of Income and Expenses and Members' Capital for the three months ended March 31, 2002 and the period from January 26, 2001 (commencement of trading operations) to March 31, 2001 were:

                    JWH Strategic Allocation Master Fund LLC
                        Statement of Financial Condition
                                   (Unaudited)

                                     March 31,    December 31,
                                       2002           2001
                                   ------------  -------------

ASSETS:

Equity in commodity futures
 trading account:
Cash                                $81,569,225   $88,330,292
Net unrealized appreciation
 on open  futures positions             876,457     5,392,646
                                    -----------   -----------
                                    $82,445,682   $93,722,938
                                    ===========   ===========

LIABILITIES AND MEMBERS' CAPITAL:

Liabilities:
Accrued expenses:
Professional fees                   $    56,250   $    45,000
                                    -----------   -----------
                                         56,250        45,000
                                    -----------   -----------

Members' Capital:
Members' capital 86,458.2689 and
 89,573.7730 Units outstanding in
 2002 and 2001, respectively         82,389,432    93,677,938
                                    -----------   -----------
                                    $82,445,682   $93,722,938
                                    ===========   ===========


See Notes to Financial Statements

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                 March 31, 2002
                                   (Unaudited)

Sector                                                    Contract                               Fair Value
--------------------------------------   -------------------------------------------         -------------------

Currencies
                                         Over the counter contracts sold - 0.66%                      $ 546,741
                                         Over the counter contracts purchased - (3.09)%              (2,547,104)
                                                                                             -------------------
   Total Currencies - (2.43)%                                                                        (2,000,363)
                                                                                             -------------------

Total Energy - 1.11 %                    Futures contracts purchased - 1.11%                            916,827
                                                                                             -------------------

Grains
                                         Futures contracts sold - 0.19%                                 156,788
                                         Futures contracts purchased - 0.04%                             33,849
                                                                                             -------------------
   Total Grains - 0.23%                                                                                 190,637
                                                                                             -------------------

Total Interest Rates U.S. - 0.16%        Futures contracts sold - 0.16%                                 129,046
                                                                                             -------------------

Interest Rates Non-U.S.
                                         Futures contracts sold - 1.30%                               1,069,811
                                         Futures contracts purchased - 0.01%                              9,875
                                                                                              -------------------
   Total Interest Rates Non-U.S. - 1.31%                                                              1,079,686
                                                                                             -------------------


Total Livestock - 0.04%                  Futures contracts sold - 0.04%                                  33,440
                                                                                             -------------------

Metals
                                         Futures contracts sold - (0.11)%                               (91,706)
                                         Futures contracts purchased - 0.32%                            265,674
                                                                                             -------------------
   Total Metals - 0.21%                                                                                 173,968
                                                                                             -------------------

Softs
                                         Futures contracts sold - (0.06)%                               (47,334)
                                         Futures contracts purchased - 0.32%                            261,677
                                                                                             -------------------
   Total Softs - 0.26%                                                                                  214,343
                                                                                             -------------------

Indices
                                         Futures contracts sold - 0.21%                                 171,135
                                         Futures contracts purchased - (0.04)%                          (32,262)
                                                                                             -------------------
   Total Indices - 0.17%                                                                                138,873
                                                                                             -------------------


Total Fair Value - 1.06%                                                                              $ 876,457
                                                                                             ===================


                                                                   Investments                 % of Investments
 Country Composition                                               at Fair Value                 at Fair Value
--------------------------------------   -------------------------------------------         -------------------

Australia                                                                $ (117,289)                     (13.38)%
Canada                                                                         (653)                      (0.07)%
Germany                                                                   1,121,292                      127.92%
Japan                                                                       (82,319)                      (9.39)%
United Kingdom                                                              383,770                       43.79%
United States                                                              (428,345)                     (48.87)%
                                         -------------------------------------------         -------------------
                                                                          $ 876,457                      100.00%
                                         ===========================================         ===================

Percentages are based on Members' capital unless otherwise indicated See Notes to Financial Statements

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2001
                                   (Unaudited)


                                     Notional
Sector                                 Amount          Contract                                                       Fair Value
----------------------------------------------------   -------------------------------------------         ----------------------

Currencies
                                                       Over the counter contracts sold - 5.89%
                                 JPY (16,890,265,200)  JPY/USD - 5.98%, March 20, 2002                               $ 5,601,926
                                                       Other - (0.09)%                                                   (84,884)
                                                       Over the counter contracts purchased - 0.11%                      105,908
                                                                                                           ----------------------
  Total Currencies - 6.00%                                                                                             5,622,950
                                                                                                           ----------------------

Total Energy - (0.35)%                                 Futures contracts purchased - (0.35)%                            (327,598)
                                                                                                           ----------------------
Total Grains - 0.29%                                   Futures contracts sold - 0.29%                                    274,911
                                                                                                           ----------------------

Total Interest Rates U.S. - (0.01)%                    Futures contracts sold - (0.01)%                                  (14,360)
                                                                                                           ----------------------

Interest Rates Non-U.S.
                                                       Futures contracts sold 1.04%                                      970,405
                                                       Futures contracts purchased - (0.20)%                            (188,580)
                                                                                                           ----------------------
  Total Interest Rates Non-U.S.- 0.84%                                                                                   781,825
                                                                                                           ----------------------

Total Livestock - (0.02)%                              Futures contracts sold - (0.02)%                                  (17,180)
                                                                                                           ----------------------
Metals
                                                       Futures contracts sold - (0.74)%                                 (696,167)
                                                       Futures contracts purchased - (0.37)%                            (348,785)
                                                                                                           ----------------------
  Total Metals - (1.11)%                                                                                              (1,044,952)
                                                                                                           ----------------------

Total Softs - 0.01%                                    Futures contracts purchased - 0.01%                                11,267
                                                                                                           ----------------------

Total Indices - 0.11%                                  Futures contracts purchased - 0.11%                               105,783
                                                                                                           ----------------------
Total Fair Value - 5.76%                                                                                              $5,392,646
                                                                                                           ======================


                                                                                      Investments               % of Investments
                                 Country Composition                                at Fair Value                  at Fair Value
                                 -----------------------------------------------------------------         ----------------------
                                 Australia                                               $151,788                          2.82%
                                 Canada                                                    49,705                          0.92%
                                 Germany                                                1,084,146                         20.10%
                                 Japan                                                   (355,642)                        (6.59)%
                                 Switzerland                                               (2,304)                        (0.04)%
                                 United Kingdom                                           176,518                          3.27%
                                 United States                                          4,288,435                         79.52%
                                                       -------------------------------------------         ----------------------
                                                                                       $5,392,646                        100.00%
                                                       ===========================================         ======================



Percentages are based on Members' capital unless otherwise indicated See Notes to Financial Statements.

                         SHEARSON MID-WEST FUTURES FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

                    JWH STRATEGIC ALLOCATION MASTER FUND LLC
              STATEMENT OF INCOME AND EXPENSES AND MEMBERS' CAPITAL
                                   (UNAUDITED)

                                                             FOR THE         FOR THE
                                                              THREE         PERIOD FROM
                                                           MONTHS ENDED  JANUARY 26, 2001 TO
                                                             MARCH 31,       MARCH 31,
                                                          -------------    ---------------
                                                              2002            2001
                                                          -------------    --------------
Income:
  Net gains (losses) on trading of commodity interests:
  Realized gains (losses) on closed positions             $  (3,507,955)   $  13,840,447
  Change in unrealized gains (losses) on open
   positions                                                 (4,516,189)         631,164
                                                          -------------    -------------
                                                             (8,024,144)      14,471,611
Less, clearing fees                                             (61,245)         (38,828)
                                                          -------------    -------------
  Net realized and unrealized gains (losses)                 (8,085,389)      14,432,783
                                                          -------------    -------------

Expenses:
   Other expenses                                                11,250              -
                                                          -------------    -------------
                                                                 11,250              -
                                                          -------------    -------------

  Net income (loss)                                          (8,096,639)      14,432,783
  Additions                                                   1,537,008       20,750,000
  Redemptions                                                (4,728,875)      (1,563,540)
                                                          -------------    -------------

  Net increase (decrease) in Members' capital               (11,288,506)      33,619,243
Members' capital, beginning of period                        93,677,938       74,020,393
                                                          -------------    -------------
Members' capital, end of period                           $  82,389,432    $ 107,639,636
                                                          ============       ===========


See Notes To Financial Statements
                                       10

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)
2.     Financial Highlights:

     Changes in the Partnership's net asset value per Unit for the three months ended March 31, 2002 and 2001 were as follows:

                                        THREE-MONTHS ENDED
                                            MARCH 31,
                                  ----------------------------
                                       2002            2001
                                   -------------   -----------

Net realized and unrealized
 Gain(losses)                    $    (211.20) $     234.30
Interest income                          6.64         20.16
Expenses                               (15.55)       (17.50)
                                     ---------      ---------
Increase(decrease) for period         (220.11)       236.96
Net Asset Value per Unit,
 beginning of period                 2,068.62      2,133.36
                                    ---------      --------

Net Asset Value per Unit,
  end of period                  $   1,848.51  $   2,370.32
                                    =========      ========

Total Return                           (10.64)%       11.10%

Ratio of expenses, including
 brokerage commissions, to
 average net assets*                     9.56%         9.75%

Ratio of net income (loss) to
 average net assets *                  (45.12)%       44.22%

--------------------------------------------------------------

Financial Highlights of the
 Master:

Total Return                            (8.88)%       18.09% **
Ratio of expenses, including
 clearing fees, to average net
 assets *                                0.33%         0.18% **
Ratio of net income (loss) to
 Average net assets *                  (36.76)%       63.02% **

 *  Annualized
** For the period from January 26, 2001 (commencement of trading operations) to March 31, 2001.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)

3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the statement of income and expenses and partner's capital are discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, herein.

     The respective Customer Agreements between the Partnership and SSB and the Master and SSB give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.


     All of the commodity interests owned by the Master are held for trading purposes. The average fair value during the three months ended March 31, 2002 and for the period from January 26, 2001 to March 31, 2001, based on a monthly calculation was $5,018,442 and $5,146,554, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2002 and 2001 was $876,457 and $5,392,646, respectively.

4. Financial Instrument Risk:

     The Partnership and through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments in the normal course of its business.

     The Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These

                            Shearson Mid-West Futures
                       Fund Notes to Financial Statements
                                 March 31, 2002
                                  (Unaudited)
                                   (Continued)

instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2002
                                   (Unaudited)
                                   (Continued)


     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2002. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and interest receivable. The Master does not engage in the sale of goods or services. Its only assets are its investment in the Master and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2002, Partnership capital decreased 13.2% from $27,777,558 to $24,097,347. This decrease was attributable to the redemption of 392.0337 Units resulting in an outflow of $759,151, coupled with a net loss from operations of $2,921,060, for the three months ended March 31, 2002. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the three months ended March 31, 2002, the Master's capital decreased 12.1% from $93,677,938 to $82,389,432. This decrease was attributable to a net loss from operations of $8,096,639, coupled with redemptions of 4,585.1735 Units resulting in an outflow of $4,728,875, which was partially offset by additional sales of 1,469.6693 Units totaling $1,537,008, for the three months ended March 31, 2002. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's first quarter of 2002, the net asset value per unit decreased 10.6% from $2,068.62 to $1,848.51 as compared to an increase of 11.1% in the first quarter of 2001. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2002 of $2,390,797. Losses were primarily attributable to the Master's trading of commodity futures in currencies, grains, U.S. interest rates, indices and softs and were partially offset by gains in energy, non-U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain before commissions and related fees in the first quarter of 2001 of $4,044,926. Gains were primarily attributable to the Master's trading of commodity futures in currencies, livestock, U.S. and non-U.S. interest rates, grains, softs, metals and indices and were partially offset by losses in energy.

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

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned on the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 2002, decreased by $216,274 as compared to the corresponding period in 2001. This decrease is primarily the result of a decrease in interest rates during the three months ended March 31, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2002 decreased by $109,453 as compared to the corresponding period in 2001. The decrease in brokerage commissions is due to a decrease in assets during the three months ended March 31, 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2002 decreased by $8,898 as compared to the corresponding period in 2001. The decrease in management fees is due to a decrease in assets during the three months ended March 31, 2002.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2002 decreased by $44,621 as compared to the corresponding period in 2001. The decrease in administrative fees is due to a decrease in assets during the three months ended March 31, 2002.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2002 or 2001.

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2002. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2002, the Master's total capitalization was approximately $82,389,432.

                                 March 31, 2002
                                   (Unaudited)

                                                                   Year to Date
                                              % of Total        High           Low
Market Sector                Value at Risk  Capitalization  Value at Risk   Value at Risk
-----------------------------------------------------------------------------------------

Currencies:
- OTC Contracts                 $2,371,060     2.88%        $5,751,991    $1,570,104

Energy                           2,170,800     2.64%         2,197,900       557,000
Grains                             242,300     0.29%           304,500       153,200
Interest Rates U.S.              1,269,600     1.54%         1,302,100       180,800
Interest Rates Non-U.S.          3,235,607     3.93%         3,271,172     1,804,320
Livestock                           21,000     0.02%            21,000        14,400
Metals:
 - Exchange Traded Contracts       464,000     0.56%           464,000       271,000
 - OTC Contracts                    98,625     0.12%           349,250        48,000
Softs                              666,459     0.81%           683,208       119,740
Indices                          1,303,592     1.58%         1,874,684       869,172
                              ------------    ------
Total                          $11,843,043    14.37%
                              ============   ======

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

Date:  5/13/02

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
            (General Partner)



By:   /s/ David J. Vogel, President
      -------------------------------
          David J. Vogel, President

Date:  5/13/02



By:   /s/ Daniel R. McAuliffe, Jr.
      -----------------------------------
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date:  5/13/02
      ------------