Form 10-Q
period 2002-06-30
SHEARSON MID WEST FUTURES FUND
filed 2002-08-14
CIK 924875

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002
                      -------------

Commission File Number 0-24280
                       -------


                   SHEARSON MID-WEST FUTURES FUND
-------------------------------------------------------------------------------
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

                                                                   Page
                                                                  Number

PART I - Financial Information:

    Item 1.  Financial Statements:
             Statement of Financial Condition at
             June 30, 2002 and December 31,
             2001 (unaudited).                                      3

             Statement of Income and Expenses and
             Partners' Capital for the three and
             six months ended June 30, 2002 and
             2001 (unaudited).                                      4

             Notes to Financial Statements
             including the Financial Statements of
             JWH Strategic Allocation Master Fund
             LLC (unaudited).                                     5 - 15

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                           16 - 18

    Item 3.  Quantitative and Qualitative
             Disclosures of Market Risk                           19 - 20

PART II - Other Information                                         21

                                     PART I

                          Item 1. Financial Statements

                         SHEARSON MID-WEST FUTURES FUND
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                       June 30,       December 31,
                                                          2002            2001
                                                    ------------      -----------

Assets:
  Investment in Master , at fair value                $30,633,597    $28,212,698
  Cash, in commodity futures trading account               29,173         39,834
                                                      -----------    -----------
                                                       30,662,770     28,252,532
Interest receivable                                        27,159         32,393
                                                      -----------    -----------
                                                      $30,689,929    $28,284,925
                                                      ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                         $   153,450    $   141,425
  Management fees                                          50,837         46,867
  Administrative fees                                      25,419         23,433
  Other                                                    34,223         23,532
 Redemptions payable                                      987,532        272,110
                                                      -----------    -----------
                                                        1,251,461        507,367
                                                      -----------    -----------
Partners' Capital:
General Partner, 322.1307  Unit equivalents
   outstanding in 2002 and 2001                           801,307        666,366
Limited Partners, 11,512.3409 and
   13,105.9599    Units of Limited
   Partnership Interest outstanding in
   2002 and 2001, respectively                         28,637,161     27,111,192
                                                      -----------    -----------
                                                       29,438,468     27,777,558
                                                      -----------    -----------
                                                      $30,689,929    $28,284,925
                                                      ===========    ===========


See Notes to Financial Statements.

                       SHEARSON MID-WEST FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30,                   JUNE 30,
                                                        -----------------------------     ---------------------------
                                                             2002            2001            2002            2001
                                                        ------------     -------------    ----------     -----------

  Realized gains (losses) on closed
   positions from Master                                $  3,789,870    $ (1,384,061)   $  2,745,526    $  3,183,173
  Change in unrealized gains (losses) on open
   positions from Master                                   4,666,722      (2,387,119)      3,320,269       1,564,401
  Net gains (losses) on trading of commodity
   interests (See Note 1):
  Realized gains on closed positions                             -               -               -         1,042,488
  Change in unrealized losses on
   open positions                                                -               -               -        (5,516,316)
                                                        ------------    ------------    ------------    ------------
                                                           8,456,592      (3,771,180)      6,065,795         273,746
  Interest income                                             80,902         230,812         169,388         535,572
                                                        ------------    ------------    ------------    ------------
                                                           8,537,494      (3,540,368)      6,235,183         809,318
                                                        ------------    ------------    ------------    ------------

Expenses:
  Brokerage commissions including clearing fees
   of $9,345, $10,000, $17,678 and
    $18,582, respectively (Allocated from the Master)        425,305         495,141 *       836,979       1,016,268 *
  Management fees                                            134,349         156,369         264,690         295,608
  Administrative fees                                         67,175          78,184         132,346         187,976
  Other expenses                                              13,984          15,161          25,547          30,537
                                                        ------------    ------------    ------------    ------------
                                                             640,813         744,855       1,259,562       1,530,389
                                                        ------------    ------------    ------------    ------------
  Net income (loss)                                        7,896,681      (4,285,223)      4,975,621        (721,071)
  Redemptions                                             (2,555,560)       (759,567)     (3,314,711)     (1,745,805)
                                                        ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital             5,341,121      (5,044,790)      1,660,910      (2,466,876)
Partners' capital, beginning of period                    24,097,347      34,961,803      27,777,558      32,383,889
                                                        ------------    ------------    ------------    ------------
Partners' capital, end of period                        $ 29,438,468    $ 29,917,013    $ 29,438,468    $ 29,917,013
                                                        ------------    ------------    ------------    ------------
Net asset value per Unit
  (11,834.4716 and 14,401.2537 Units outstanding
  at June 30, 2002 and 2001, respectively)              $   2,487.52    $   2,077.39    $   2,487.52    $   2,077.39
                                                        ------------    ------------    ------------    ------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $     639.01    $    (292.93)   $     418.90    $     (55.97)
                                                        ------------    ------------    ------------    ------------

* Amount reclassified for comparative purposes
See Notes to Financial Statements.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

     Effective January 26, 2001, the Partnership transferred substantially all of its assets as a tax-free transfer to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"), in exchange for 31,509.8853 Units of the Master and a fair value of $31,509,885. The Master was formed in order to permit commodity pools managed now or in the future by John
W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. Smith Barney Futures Management LLC (the "General Partner") is the general partner of the Partnership and the managing member of the Master. The Partnership is a non-managing member of the Master. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

     As of June 30, 2002, the Partnership owns 30.0% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Members' Capital, Condensed Schedule of Investments and Financial Highlights are included herein.


     The Partnership's and the Master's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. As of June 30, 2002, all trading decisions for the Partnership are being made by the Advisor.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2002 and December 31, 2001 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

     The Master's Statement of Financial Condition as of June 30, 2002 and December 31, 2001, Condensed Schedule of Investments at June 30, 2002 and December 31, 2001, and its Statement of Income and Expenses and Members' Capital for the three and six months ended June 30, 2002 the three months ended June 30, 2001 and the period from January 26, 2001 (commencement of trading operations) to June 30, 2001 were:

                    JWH Strategic Allocation Master Fund LLC
                        Statement of Financial Condition
                                   (Unaudited)

                                                 June 30,     December 31,
                                                   2002            2001
                                               ------------   -------------

ASSETS:

Equity in commodity futures trading account:

Cash                                           $ 86,248,799   $ 88,330,292
Net unrealized appreciation
 on open  futures positions                      16,411,630      5,392,646
                                               ------------   ------------
                                               $102,660,429   $ 93,722,938
                                               ============   ============

LIABILITIES AND MEMBERS' CAPITAL:

Liabilities:

Accrued expenses:
Professional fees                              $     67,500   $     45,000
                                               ------------   ------------
                                                     67,500         45,000
                                               ------------   ------------
Members' Capital:

Members' capital 78,425.1126 and
 89,573.7730 Units outstanding in
 2002 and 2001, respectively                    102,592,929     93,677,938
                                               ------------   ------------
                                               $102,660,429   $ 93,722,938
                                               ============   ============


See Notes to Financial Statements

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                  June 30, 2002
                                   (Unaudited)


                                      Number of
Sector                                Contracts                        Contract                         Fair Value
-----------------------------------------------------------------------------------------------     -------------------
Currencies
                                                        Over the counter contracts purchased - 15.50%
                                    JPY  10,230,700,000 JPY/USD - 3.12%,  September 2002                   $ 3,205,462
                                        GBP  52,400,000 GBP/USD - 2.96%, September 2002                      3,034,772
                                        EUR  67,125,000 EUR/USD - 4.64%, September 2002                      4,760,708
                                        CHF  78,450,000 CHF/USD - 2.47%, September 2002                      2,535,469
                                                        Other - 2.31%                                        2,368,230
                                                                                                    -------------------
                                                                                                            15,904,641
                                                        Over the counter contracts sold - (3.23)%           (3,311,084)
                                                                                                    -------------------
   Total Currencies - 12.27%                                                                                12,593,557
                                                                                                    -------------------

Energy
                                                        Futures contracts purchased - 0.01%                     15,299
                                                        Futures contracts sold - (0.21)%                      (220,151)
                                                                                                    -------------------
   Total Energy - (0.20)%                                                                                     (204,852)
                                                                                                    -------------------

Total Grains - 0.25%                                    Futures contracts purchased - 0.25%                    260,836
                                                                                                    -------------------

Total Interest Rates U.S. - 1.41%                       Futures contracts purchased - 1.41%                  1,448,135
                                                                                                    -------------------

Total Interest Rates Non-U.S. - 2.56%                   Futures contracts purchased - 2.56%                  2,623,637
                                                                                                    -------------------

Total Livestock - 0.00%*                                Futures contracts purchased - 0.00%*                    (3,670)
                                                                                                    -------------------

Metals
                                                        Futures contracts purchased - (0.33)%                 (343,586)
                                                        Futures contracts sold - (0.31)%                      (322,120)
                                                                                                    -------------------
   Total Metals - (0.64)%                                                                                     (665,706)
                                                                                                    -------------------

Softs
                                                        Futures contracts purchased - 0.46%                    471,320
                                                        Futures contracts sold - (0.03)%                       (28,707)
                                                                                                    -------------------
  Total Softs - 0.43%                                                                                          442,613
                                                                                                    -------------------

Total Indices - (0.08)%                                 Futures contracts sold - (0.08)%                       (82,920)
                                                                                                    -------------------

Total Fair Value - 16.00%                                                                                 $ 16,411,630
                                                                                                    ===================

Country Composition                                                                                   % of Investments
                                                              Investments at Fair Value                 at Fair Value
-----------------------------------                     ---------------------------------------     -------------------
Australia                                                                            $ (51,319)                 (0.31)%
Canada                                                                                  24,997                   0.15%
Germany                                                                              1,143,516                   6.97%
Japan                                                                                  870,067                   5.30%
United Kingdom                                                                        (163,581)                 (1.00)%
United States                                                                       14,587,950                  88.89%
                                                        ---------------------------------------     -------------------
                                                                                  $ 16,411,630                 100.00%
                                                        =======================================     ===================



Percentages are based on Masters' capital unless otherwise indicated *Due to rounding
See Notes to Financial Statements
                                        8

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2001

                                    Notional
Sector                                Amount                Contract                                         Fair Value
-----------                        ------------------       ---------                                        ----------
Currencies
                                                             Over the counter contracts sold - 5.89%
                                  JPY  (16,890,265,200)      JPY/USD - 5.98%, March 20, 2002                 $5,601,926
                                                             Other - (0.09)%                                    (84,884)
                                                             Over the counter contracts purchased - 0.11%       105,908
                                                                                                              ---------
  Total Currencies - 6.00%                                                                                    5,622,950
                                                                                                              ---------

Total Energy - (0.35)%                                       Futures contracts purchased - (0.35)%             (327,598)
                                                                                                              ---------

Total Grains - 0.29%                                         Futures contracts sold - 0.29%                     274,911
                                                                                                              ---------

Total Interest Rates U.S. - (0.01)%                          Futures contracts sold - (0.01)%                   (14,360)
                                                                                                              ---------

Interest Rates Non-U.S.
                                                             Futures contracts sold 1.04%                       970,405
                                                             Futures contracts purchased - (0.20)%             (188,580)
                                                                                                              ---------
  Total Interest Rates Non-U.S.- 0.84%                                                                          781,825
                                                                                                              ---------


Total Livestock - (0.02)%                                    Futures contracts sold - (0.02)%                   (17,180)
                                                                                                              ---------

Metals
                                                             Futures contracts sold - (0.74)%                  (696,167)
                                                             Futures contracts purchased - (0.37)%             (348,785)
                                                                                                              ---------
  Total Metals - (1.11)%                                                                                     (1,044,952)
                                                                                                              ----------

Total Softs - 0.01%                                          Futures contracts purchased - 0.01%                 11,267
                                                                                                              ---------

Total Indices - 0.11%                                        Futures contracts purchased - 0.11%                105,783
                                                                                                              ---------

Total Fair Value - 5.76%                                                                                     $5,392,646
                                                                                                              ==========

                                                                                  Investments             % of Investments
       Country Composition                                                        at Fair Value             at Fair Value
       --------------------                                                       ------------              --------------
       Australia                                                                       $151,788                    2.82%
       Canada                                                                            49,705                    0.92%
       Germany                                                                        1,084,146                   20.10%
       Japan                                                                           (355,642)                  (6.59)%
       Switzerland                                                                       (2,304)                  (0.04)%
       United Kingdom                                                                   176,518                    3.27%
       United States                                                                  4,288,435                   79.52%
                                                                                      ---------                   ------
                                                                                     $5,392,646                  100.00%
                                                                                      =========                  ======

Percentages are based on Members' capital unless otherwise indicated See notes to financial statements.

                      SHEARSON MID-WEST FUTURES FUND L.P.
             STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                  (UNAUDITED)
                                  (CONTINUED)


                    JWH STRATEGIC ALLOCATION MASTER FUND LLC
              STATEMENT OF INCOME AND EXPENSES AND MEMBERS' CAPITAL
                                   (UNAUDITED)


                                                                                                    FOR THE PERIOD FROM
                                                       THREE MONTHS ENDED         SIX MONTHS ENDED  JANUARY 26, 2001 TO
                                                           JUNE 30,                     JUNE 30,        JUNE 30,
                                             ----------------------------------     -------------    -------------
                                                   2002                2001              2002            2001
                                             -----------------    --------------    -------------    -------------

Income:
  Net gains (losses)
on trading of commodity
   interests:
  Realized gains (losses) on closed positions    $  12,697,083    $  (4,113,157)   $   9,189,128    $   9,727,290
  Change in unrealized gains (losses)  on open
   positions                                        15,535,173       (7,183,566)      11,018,984       (6,552,402)
                                                 -------------    -------------    -------------    -------------

  Net realized and unrealized gains (losses)        28,232,256      (11,296,723)      20,208,112        3,174,888
                                                 -------------    -------------    -------------    -------------

Expenses:
   Clearing fees                                        66,160           69,035          127,405          107,863
  Other expenses                                        11,250              -             22,500              -
                                                 -------------    -------------    -------------    -------------
                                                        77,410           69,035          149,905          107,863
                                                 -------------    -------------    -------------    -------------

  Net income (loss)                                 28,154,846      (11,365,758)      20,058,207        3,067,025
  Additions                                            100,000          100,000        1,637,008       20,850,000
  Redemptions                                       (8,051,349)      (5,391,528)     (12,780,224)      (6,955,068)
                                                 -------------    -------------    -------------    -------------

  Net increase (decrease) in Members' capital       20,203,497      (16,657,286)       8,914,991       16,961,957
Members' capital, beginning of period               82,389,432      107,639,636       93,677,938       74,020,393
                                                 -------------    -------------    -------------    -------------

Members' capital, end of period                  $ 102,592,929    $  90,982,350    $ 102,592,929    $  90,982,350
                                                 -------------    -------------    -------------    -------------


See Notes to Financial Statements.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

2.       Financial Highlights:

         Changes in net asset value per Unit for the three and six months ended June 30, 2002 and 2001 were as follows:

                                        THREE-MONTHS ENDED       SIX-MONTHS ENDED
                                              JUNE 30,               JUNE  30,
                                    ----------------------     ----------------------
                                      2002         2001         2002           2001
                                    ---------    ---------    --------      ----------

Net realized and unrealized
  gains(losses) *                  $  649.71   $  (291.63)   $  438.51    $  (57.33)

Interest income                         6.41        15.78        13.05        35.94

Expenses **                           (17.11)      (17.08)      (32.66)      (34.58)
                                    ---------    ---------    ---------    ---------

Increase(decrease) for period         639.01      (292.93)      418.90       (55.97)
Net Asset Value per Unit,
 beginning of period                1,848.51     2,370.32     2,068.62     2,133.36
                                   ---------    ---------    ---------    ---------

Net Asset Value per Unit,
 end of period                    $ 2,487.52   4 2,077.39   $ 2,487.52   $ 2,077.39
                                    =========    =========    =========    =========


* Net realized and unrealized gains (losses) is net of commission expense. ** Expenses exclude commission expense.
                                       11

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:

                                         THREE-MONTHS ENDED  SIX-MONTHS ENDED
                                              JUNE 30,          JUNE 30,
                                          ---------------    ----------------
                                          2002     2001        2002    2001
                                         -------  ------     ------   -------

Total return                              34.57%  (12.36)%   20.25%  (2.62)%

Ratio of expense, including
 brokerage commissions, to
 average net assets ***                    9.74%    9.30%     9.72%   9.65%

Ratio of net income(loss) to
 average net assets ***                  124.27%  (53.80)%   38.41%  (4.60)%

Financial Highlights of the Master:

Total return                              37.28%  (10.60)%   25.08%   2.90% ****

Ratio of expense including
 brokerage commissions, to
 average net assets ***                    0.35%    0.30%     0.34%   0.20% ****

Ratio of net income(loss) to
 average net assets ***                  128.06%  (46.80)%   45.11%   4.90%


*** Annualized

**** For the period from January 26, 2001 (commencement of trading operations) to June 30, 2001.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

3.       Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the Statement of Income and Expenses and Members' Capital and are discussed here in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The respective Customer Agreements between the Partnership and SSB and the Master and SSB give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the six months ended June 30, 2002 and for the period from January 26, 2001 to December 31, 2001, based on a monthly calculation were $8,082,493 and $5,146,554, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2002 and December 31, 2001 was $16,411,630 and $5,392,646, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4. Financial Instrument Risk:

         The Partnership, through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business.

     The Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options (but not currently), whose values are based upon

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the Statement of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because the sole counterparty or broker with respect to the Master's assets is SSB.

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

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2002
                                   (Unaudited)
                                   (Continued)

futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Master's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2002. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2002.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2002, Partnership capital increased 6.0% from $27,777,558 to $29,438,468. This increase was attributable to the net income from operations of $4,975,621, which was partially offset by the redemption of 1,593.6190 Units resulting in an outflow of $3,314,711. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2002, the Master's capital increased 9.5% from $93,677,938 to $102,592,929. This increase was attributable to a net income from operations of $20,058,207, coupled with additional sales of 1,564.0475 Units totaling $1,637,008 which was partially offset by the redemptions of 12,712.7080 Units resulting in an outflow of $12,780,224. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains(losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statement of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2002, the net asset value per unit increased 34.6% from $1,848.51 to $2,487.52 as compared to a decrease of 12.4% in the second quarter of 2001. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $8,456,592. Gains were primarily attributable to the Master's trading of commodity futures in currencies, grains, non-U.S. interest rates , indices and livestock and were partially offset by losses in energy, U.S. interest rates, softs and metals. The Partnership experienced a net trading loss before commissions and related fees in the second quarter of 2001 of $3,771,180. Losses were primarily attributable to the Master's trading of commodity futures in currencies, livestock, U.S. and non-U.S. interest rates, energy, softs, metals and indices and were partially offset by gains in grains.

     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit.

The profitability of the Partnership (and Master) depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership (and Master) expect to increase capital through operations.

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned on the monthly average 13-week U.S. Treasury Bill yield. Salomon Smith Barney may continue to maintain the Partnership assets in cash and/or to place all of the Fund assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. Salomon Smith Barney will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2002, decreased by $149,910 and $366,184, respectively, as compared to the corresponding periods in 2001. This decrease is primarily the result of a decrease in interest rates during the three and six months ended June 30, 2002 as compared to 2001.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2002 decreased by $69,836 and $179,289, respectively, as compared to the corresponding periods in 2001. The decrease in brokerage commissions is due to lower net assets during the three and six months ended June 30, 2002 as compared to 2001.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2002 decreased by $22,020 and $30,918, respectively, as compared to the corresponding periods in 2001. The decrease in management fees is due to lower net assets during the three and six months ended June 30, 2002 as compared to 2001.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2002 decreased by $11,009 and $55,630, respectively, as compared to the corresponding periods in 2001. The decrease in administrative fees is due to lower net assets during the three and six months ended June 30, 2002 as compared to 2001.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2002 or 2001.

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

     Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master's speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master's losses in any market sector will be limited to Value at Risk or by the Master's attempts to manage its market risk.

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2002. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2002, the Master's total capitalization was $102,592,929. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2001.

                                  June 30, 2002
                                   (Unaudited)

                                                                      Year to Date
                                               % of Total           High            Low
Market Sector                Value at Risk   Capitalization    Value at Risk    Value at Risk
---------------------------------------------------------------------------------------------
Currencies:
- OTC Contracts                 $5,858,186        5.71%          $7,032,293     $1,570,104
Energy                             907,800        0.89%           2,197,900        557,000
Grains                             353,550        0.35%             369,400         86,150
Interest Rates U.S.              1,138,500        1.11%           1,302,100        180,800
Interest Rates Non-U.S.          3,164,020        3.08%           3,337,584        979,315
Livestock                           18,600        0.01%              24,750         14,400
Metals:
 - Exchange Traded Contracts       418,000        0.41%             464,000        271,000
 - OTC Contracts                   430,625        0.42%             484,875         48,000
Softs                              445,410        0.43%             693,603        119,740
Indices                          1,829,551        1.78%           1,931,347        869,172
                              ------------       ------
Total                          $14,564,242       14.19%
                              ============      =======

                            PART II OTHER INFORMATION

Item 1.        Legal Proceedings -

               In April 2002, consolidated amended complaints were filed against Salomon Smith Barney Inc and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Also pending in the Southern District of New York against Salomon Smith Barney Inc and other investment banks are several putative class actions which have been consolidated into a single class action alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  (a) Exhibit - 99.1 Certificate of Chief Executive Officer.
             Exhibit - 99.2 Certificate of Chief Financial Officer.

         (b) Reports on Form 8-K - None with respect to the second quarter of 2002. On July 17, 2002 the Partnership filed a notice on Form 8-K to report a change in accountants from PricewaterhouseCoopers LLP to KPMG LLP.

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

Date:  8/14/02

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management LLC
           (General Partner)



By:   /s/ David J. Vogel, President
      -------------------------------
          David J. Vogel, President

Date:  8/14/02



By:   /s/ Daniel R. McAuliffe, Jr.
      -----------------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date:  8/14/02