Form 10-Q
period 2003-06-30
SHEARSON MID WEST FUTURES FUND
filed 2003-08-14
CIK 924875

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003

Commission File Number 0-24280


                   SHEARSON MID-WEST FUTURES FUND
-----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                               13-3634370
-----------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

                        c/o Citigroup Managed Futures LLC
                            399 Park Avenue - 7th Fl.
                            New York, New York 10022
-----------------------------------------------------------------
              (Address and Zip Code of principal executive offices)

                          (212) 559-2011
-----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
                                 Yes __ No __X__

                         SHEARSON MID-WEST FUTURES FUND
                                    FORM 10-Q
                                      INDEX

                                                                            Page
                                                                          Number

PART I - Financial Information:

           Item 1.  Financial Statements:
                    Statements of Financial Condition
                    at June 30, 2003 and December 31,
                    2002 (unaudited).                                       3

                    Statements of Income and Expenses
                    and Partners' Capital for the three
                    and six months ended June 30,
                    2003 and 2002
                    (unaudited).                                            4

                    Notes to Financial Statements
                    including the Financial Statements of
                    JWH Strategic Allocation Master Fund
                    LLC (unaudited).                                      5 - 17

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                           18 - 21

           Item 3.  Quantitative and Qualitative
                    Disclosures about Market Risk                        22 - 23

           Item 4.  Controls and Procedures                                 24

PART II - Other Information                                                 25

                                     PART I

                          Item 1. Financial Statements

                         SHEARSON MID-WEST FUTURES FUND
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)



                                                                        June 30,  December 31,
                                                                         2003           2002
                                                                      -----------------------
ASSETS:
  Investment in Master, at fair value                                $28,502,708   $26,866,726
  Cash                                                                    40,336        22,709
                                                                     -----------   -----------
                                                                     $28,543,044   $26,889,435
                                                                     ===========   ===========
LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                                        $   142,715   $   134,447
  Management fees                                                         47,262        44,549
  Administrative fees                                                     23,631        22,275
  Other                                                                   43,205        25,339
 Redemptions payable                                                     301,392        20,887
                                                                     -----------   -----------
                                                                         558,205       247,497
                                                                     -----------   -----------
Partners' Capital:
General Partner, 40.4850  Unit equivalents
   outstanding in 2003 and 2002                                          122,486       110,300
Limited Partners, 9,209.2437 and 9,738.3042  Units of Limited
   Partnership Interest outstanding in 2003 and 2002, respectively    27,862,353    26,531,638
                                                                     -----------   -----------
                                                                      27,984,839    26,641,938
                                                                     -----------   -----------
                                                                     $28,543,044   $26,889,435
                                                                     ===========   ===========




See Accompanying Notes to Unaudited Financial Statements.

                         SHEARSON MID-WEST FUTURES FUND
             STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,

                                                            --------------------          ----------------------
                                                            2003            2002            2003            2002
                                                            --------------------          ----------------------
Income:
  Realized gains on closed positions from Master    $     55,865    $  3,789,870    $  8,547,133    $  2,745,526
  Change in unrealized gains (losses) on open
   positions from Master                                (397,699)      4,666,722      (4,083,898)      3,320,269
   Expenses allocated from Master                        (12,087)        (12,714)        (26,718)        (24,398)

  Interest income received from Master                    68,335          80,902         133,765         169,388
                                                    ------------    ------------    ------------    ------------
                                                        (285,586)      8,524,780       4,570,282       6,210,785
                                                    ------------    ------------    ------------    ------------

Expenses:
  Brokerage commissions                                  474,982         415,960         958,607         819,301
  Management fees                                        151,918         134,349         309,490         264,690
  Administrative fees                                     75,959          67,175         154,744         132,346
  Incentive fees                                            --              --            77,162            --
  Other expenses                                           8,926          10,615          17,865          18,827
                                                    ------------    ------------    ------------    ------------
                                                         711,785         628,099       1,517,868       1,235,164
                                                    ------------    ------------    ------------    ------------
  Net income (loss)                                     (997,371)      7,896,681       3,052,414       4,975,621

  Redemptions                                           (684,868)     (2,555,560)     (1,709,513)     (3,314,711)
                                                    ------------    ------------    ------------    ------------
  Net increase (decrease) in Partners' capital        (1,682,239)      5,341,121       1,342,901       1,660,910

Partners' capital, beginning of period                29,667,078      24,097,347      26,641,938      27,777,558
                                                    ------------    ------------    ------------    ------------
Partners' capital, end of period                    $ 27,984,839    $ 29,438,468    $ 27,984,839    $ 29,438,468
                                                    ------------    ------------    ------------    ------------
Net asset value per Unit
  (9,249.7287 and 11,834.4716 Units outstanding
  at June 30, 2003 and 2002, respectively)          $   3,025.48    $   2,487.52    $   3,025.48    $   2,487.52
                                                    ------------    ------------    ------------    ------------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent      $    (108.85)   $     639.01    $     301.02    $     418.90
                                                    ------------    ------------    ------------    ------------


See Accompanying Notes to Unaudited Financial Statements

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

     Effective January 26, 2001, the Partnership transferred substantially all of its assets as a tax-free transfer to the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the "Master"), in exchange for 31,509.8853 Units of the Master with a fair value of $31,509,885. The Master was formed in order to permit commodity pools managed now or in the future by John
W. Henry & Company, Inc. (the "Advisor") using the Strategic Allocation Program, the Advisor's proprietary trading program, to invest together in one trading vehicle. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC (the "General Partner"), is the general partner of the Partnership and the managing member of the Master. The Partnership is a non-managing member of the Master. Expenses to investors as a result of the investment in the Master are approximately the same and redemption rights are not affected.

     As of June 30, 2003, the Partnership owns 19.4% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statement of Financial Condition, Statement of Income and Expenses and Members' Capital and Condensed Schedule of Investments are included herein.

     The Partnership's and the Master's commodity broker is Citigroup Managed Futures LLC. On April 7, 2003, Smith Barney Futures Management LLC changed its name to Citigroup Managed Futures LLC. Citigroup Managed Futures LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon



                                                                    (Continued)

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc ("Citigroup"). As of June 30, 2003, all trading decisions for the Partnership are being made by the Advisor.

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2003 and December 31, 2002 and the results of its operations for the three and six months ended June 30, 2003 and 2002. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

     The Master's Statement of Financial Condition as of June 30, 2003 and December 31, 2002, Condensed Schedule of Investments at June 30, 2003 and
December 31, 2002, and its Statements of Income and Expenses and Members' Capital for the three and six months ended June 30, 2003 and 2002 were:

                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                                        June 30,    December 31,
                                                          2003         2002
                                                   ------------      -----------

ASSETS:
Equity in commodity futures trading account:

Cash (restricted $23,748,054 and
 $15,044,312 in 2003 and 2002,
 respectively)                                    $ 159,392,728    $  81,112,283
Net unrealized (depreciation)
 appreciation on open positions *                   (12,376,328)       9,394,955
                                                  -------------    -------------
                                                  $ 147,016,400    $  90,507,238
                                                  =============    =============
LIABILITIES AND MEMBERS' CAPITAL:

Liabilities:

Accrued expenses:
Professional fees                                 $      76,423           47,823
                                                  -------------    -------------
                                                         76,423           47,823
                                                  -------------    -------------
Members' Capital:

Members' capital 84,964.7936 and
 60,664.1530 Units outstanding in
 2003 and 2002, respectively                        146,939,977       90,459,415
                                                  -------------    -------------
                                                  $ 147,016,400    $  90,507,238
                                                  =============    =============

     * Forward contracts included in this balance are presented gross in the accompanying Condensed Schedules of Investments.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                  June 30, 2003
                                   (Unaudited)

                               Notional
Sector                         Amount                    Contract                                                Fair Value
--------------------------------------------------     -----------------------------------------------------    -----------
Currencies                                             Unrealized depreciation on forward contracts (6.40)%
                              EUR     (61,118,000)     EUR/USD (1.04)%, Sept.17, 2003                          $(1,540,632)
                              CHF     (91,125,000)     CHF/USD (1.44)%, Sept. 17, 2003                          (2,118,002)
                              JPY (9,578,100,000)      JPY/USD  (1.06)%, Sept. 17, 2003                         (1,554,929)
                                                       Other (2.86)%                                            (4,200,533)
                                                       Unrealized appreciation on forward contracts 2.60%        3,818,536
                                                                                                             --------------
   Total Currencies (3.80)%                                                                                     (5,595,560)
                                                                                                             --------------

   Total Energy (0.68)%                                Futures contracts purchased  (0.68)%                       (992,323)
                                                                                                             --------------
Grains
                                                       Futures contracts sold  0.23%                               339,250
                                                       Futures contracts purchased  (0.13)%                       (192,156)
                                                                                                             --------------
   Total Grains 0.10%                                                                                              147,094
                                                                                                             --------------
Interest Rates Non-U.S.
                                                       Futures contracts sold  0.01%                                22,360
                                                       Futures contracts purchased  (1.98)%                     (2,909,889)
                                                                                                              -------------
   Total Interest Rates Non - U.S. (1.97)%                                                                      (2,887,529)
                                                                                                              -------------

Total Interest Rates U.S. (0.79)%                      Futures contracts purchased  (0.79)%                     (1,156,856)
                                                                                                                -----------

Total Livestock 0.01%                                  Futures contracts purchased  0.01%                            8,360
                                                                                                               ------------

Metals
                                                       Futures contracts sold  (0.02)%                             (26,030)
                                                       Futures contracts purchased  (0.54)%                       (796,440)
                                                                                                               -----------
                                                                                                                  (822,470)

                                                       Unrealized depreciation on forward contracts (0.86)%     (1,261,693)
                                                       Unrealized appreciation on forward contracts  0.02%          32,874
                                                                                                               -----------
                                                       Total forward contracts (0.84)%                          (1,228,819)
                                                                                                               -----------
   Total Metals (1.40)%                                                                                         (2,051,289)
                                                                                                               -----------

  Total Softs (0.25)%                                  Futures contracts sold  (0.25)%                            (372,130)
                                                                                                               -----------

   Total Indices 0.36%                                 Futures contracts purchased  0.36%                          523,905
                                                                                                              ------------

Total Fair Value (8.42)%                                                                                      $(12,376,328)
                                                                                                           ================
                                    Investments at         % of Investments at
Country Composition                   Fair Value                Fair Value
---------------------------------    -------------             -----------
Australia                             $(1,312,180)               (10.60)%
Canada                                    (29,894)                (0.24)
Germany                                  (951,901)                (7.69)
Japan                                     425,175                  3.43
United Kingdom                         (1,238,847)               (10.01)
United States                          (9,268,681)               (74.89)
                                     -------------            ----------
                                      (12,376,328)              (100.00)%
                                     =============            ==========


Percentages are based on Masters' capital unless otherwise indicated

                       Shearson Mid-West Futures Fund L.P.
                          Notes to Financial Statements
                                 June 30, 2003
                                   (Unaudited)

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

                            SHEARSON MID-WEST FUTURES FUND
                             NOTES TO FINANCIAL STATEMENTS
                                      (UNAUDITED)



                       JWH STRATEGIC ALLOCATION MASTER FUND LLC
                STATEMENTS OF INCOME AND EXPENSES AND MEMBERS' CAPITAL
                                      (UNAUDITED)




                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30,                             JUNE 30,

                                                            --------------------               ----------------------
                                                            2003             2002                2003            2002
                                                            --------------------               ----------------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains on closed positions
  and foreign currencies                               $   1,863,361    $  12,697,083    $  31,202,079    $   9,189,128
  Change in unrealized gains (losses)  on open
   positions                                              (8,596,738)      15,535,173      (21,771,283)      11,018,984
  Interest Income                                            324,300          290,854          575,839          605,971

                                                       -------------    -------------    -------------    -------------
                                                          (6,409,077)      28,523,110       10,006,635       20,814,083
                                                       -------------    -------------    -------------    -------------
Expenses:
  Clearing fees                                              109,757           66,160          172,906          127,405
  Other expenses                                              15,000           11,250           30,000           22,500
                                                       -------------    -------------    -------------    -------------
                                                             124,757           77,410          202,906          149,905
                                                       -------------    -------------    -------------    -------------

  Net income (loss)                                       (6,533,834)      28,445,700        9,803,729       20,664,178

  Additions                                               53,282,545          100,000       54,982,545        1,637,008
  Redemptions                                             (4,818,603)      (8,051,349)      (7,729,873)     (12,780,224)
  Distribution of Interest to Feeder Funds                  (324,300)        (290,854)        (575,839)        (605,971)
                                                       -------------    -------------    -------------    -------------
  Net increase in Members' capital                        41,605,808       20,203,497       56,480,562        8,914,991

Members' capital, beginning of period                    105,334,169       82,389,432       90,459,415       93,677,938
                                                       -------------    -------------    -------------    -------------
Members' capital, end of period                        $ 146,939,977    $ 102,592,929    $ 146,939,977    $ 102,592,929
                                                       -------------    -------------    -------------    -------------

Net asset value per Unit
  ( 84,964.7936 and 78,425.1126 Units outstanding in
     June 30, 2003 and 2002, respectively)             $    1,729.41    $    1,308.16    $    1,729.41    $    1,308.16
                                                       -------------    -------------    -------------    -------------

Net income (loss) per Unit of Member Interest          $      (21.42)   $      358.80    $      246.93    $      269.50
                                                       -------------    -------------    -------------    -------------


                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)



2.   Financial Highlights:

Changes in net asset value per Unit for the three and six months ended June 30, 2003 and 2002 were as follows:

                                            THREE-MONTHS ENDED  SIX-MONTHS ENDED
                                               JUNE 30,               JUNE 30,
                                          2003       2002          2003     2002

Net realized and unrealized
  gains(losses) *               $     (91.09)$     649.71 $     344.58   $ 438.51

Interest income                         7.25         6.41        14.00      13.05
Expenses        **                    (25.01)      (17.11)      (57.56)    (32.66)
                                   ---------    ---------    ---------      -----

Increase(decrease) for period        (108.85)      639.01       301.02     418.90
Net Asset Value per Unit,
 beginning of period                3,134.33     1,848.51     2,724.46   2,068.62
                                  ---------    ---------    ---------       -----
Net Asset Value per Unit,
 end of period                  $   3,025.48 $   2,487.52 $   3,025.48 $ 2,487.52
                                  =========    =========    =========       =====



*       Includes brokerage commissions.
**      Excludes brokerage commissions.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)


Financial Highlights continued:

                                        THREE-MONTHS ENDED      SIX-MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                       --------------------    -----------------
                                            2003       2002     2003      2002
                                       --------------------    -----------------

Ratio to average net assets: ***

   Net investment loss before
    incentive fees  ****                   (8.8)%     (8.5)%   (9.0)%   (8.4)%
                                            ====       ====     ====     ===

   Operating expenses                       9.7%       9.7%     9.9%     9.7%
   Incentive fees                           0.0%       0.0%     0.5%     0.0%
                                           ----       ----     ----     ---
   Total expenses                           9.7%       9.7%    10.4%     9.7%
                                           ====       ====     ====     ===

Total return:

   Total return before incentive fees      (3.5)%     34.6%    11.4%    20.3%
   Incentive fees                           0.0%       0.0%    (0.4)%    0.0%
                                           ----       ----     ----      ---
   Total return after incentive fees       (3.5)%     34.6%    11.0%    20.3%
                                           ====       ====     ====     ===

***      Annualized
****     Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)



Financial Highlights of the Master:

     Changes in net asset value per Unit for the three and six months ended June 30, 2003 and 2002 were as follows:

                                     THREE-MONTHS ENDED         SIX-MONTHS ENDED
                                          JUNE 30,                   JUNE 30,
                                       2003      2002             2003      2002
                                        ------------------    ------------------

Net realized and unrealized
  gains(losses) *               $     (25.68)$     355.36 $     238.76 $     262.61

Interest income                         4.50         3.58         8.66         7.16
Expenses **                            (0.24)       (0.14)       (0.49)       (0.27)
                                   ---------    ---------    ---------    ---------

Increase(decrease) for period         (21.42)      358.80       246.93       269.50

Distributions                          (4.50)       (3.58)       (8.66)       (7.16)
Net Asset Value per Unit,
 beginning of period                1,755.34       952.94     1,491.15     1,045.82
                                   ---------    ---------    ---------    ---------
Net Asset Value per Unit,
 end of period                  $   1,729.42 $   1,308.16 $   1,729.42 $   1,308.16
                                   =========    =========    =========    =========



*       Includes brokerage commissions.
**       Excludes brokerage commissions.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Financial Highlights of the Master:


                                 THREE-MONTHS ENDED          SIX-MONTHS ENDED
                                       JUNE 30,                   JUNE 30,
                                     2003      2002             2003      2002
                                 ------------------         ------------------

Ratio to average net assets: *

   Net investment income            0.6%     0.9%                0.6%     2.0%

   Operating expenses **            0.1%     0.1%                0.1%     0.1%

Total return                       (1.2)%   37.7%               16.6%    25.8%



*     Annualized
**    Excludes clearing fees




The above ratios may vary for individual investors based on the timing of capital transactions during the year.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a "master fund/feeder fund" structure. The results of the Partnership's investment in the Master are shown in the statements of income and expenses and Members' Capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The respective Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the six months ended June 30, 2003 and December 31, 2002 based on a monthly calculation were $6,084,708 and $9,163,093, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2003 and December 31, 2002 was $(12,376,328) and $9,394,955, respectively.

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

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)

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

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (Continued)



     The majority of these instruments mature within one year of June 30, 2003. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master, cash and interest receivable. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2003.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2003, Partnership capital increased 5.0% from $26,641,938 to $27,984,839. This increase was attributable to net income from operations of $3,052,414, which was partially offset by the redemption of
529.0605 Units of Limited Partnership Interest resulting in an outflow of $1,709,513. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Units and distributions of profits, if any.

     For the six months ended June 30, 2003, the Master's capital increased 62.4% from $90,459,415 to $146,939,977. This increase was attributable to net income from operations of $9,803,729, coupled with additional sales of 28,614.4521 Units totaling $54,982,545 which was partially offset by the redemptions of 4,313.8117 Units resulting in an outflow of $7,729,873 coupled with distribution of interest of $575,839 to the Partnerships. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statement of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

     During the Partnership's second quarter of 2003, the net asset value per unit decreased 3.5% from $3,134.33 to $3,025.48 as compared to an increase of 34.6% in the second quarter of 2002. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2003 of $341,834. Losses were primarily attributable to the Master's trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in U.S. interest rates and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2002 of $8,456,592. Gains were primarily attributable to the Master's trading of commodity futures in currencies, grains, non-U.S. interest rates, indices and livestock and were partially offset by losses in energy, U.S. interest rates, softs and metals.

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

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 13-week U.S. Treasury
Bill yield. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2003, decreased by $12,567 and $35,623, respectively, as compared to the corresponding periods in 2002. This decrease is primarily the result of a decrease in interest rates during the three and six months ended June 30, 2003 as compared to 2002.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and six months ended June 30, 2003 increased by $59,022 and $139,306, respectively, as compared to the corresponding periods in 2002. The increase in brokerage commissions is due to higher average net assets during the three and six months ended June 30, 2003 as compared to 2002.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30,

2003 increased by $17,569 and $44,800, respectively, as compared to the corresponding periods in 2002. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2003 as compared to 2002.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2003 increased by $8,784 and $22,398, respectively, as compared to the corresponding periods in 2002. The increase in administrative fees is due to higher net assets during the three and six months ended June 30, 2003 as compared to 2002.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2003 resulted in incentive fees of $0 and $77,162, respectively. There were no incentive fees earned for the three and six months ended June 30, 2002.

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

     Exchange maintenance margin requirements have been used by the Master as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2003 and the highest and lowest value at any point during the three and six months ended June 30, 2003. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2003, the Master's total capitalization was $146,939,977. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2002.


                                  June 30, 2003
                                   (Unaudited)

                                                    Three Months Ended          Year to Date
                                       % of Total      June 30, 2003             High  Low
Market Sector        Value at Risk   Capitalization   High        Low    Value at Risk    Value at Risk
------
Currencies:
- OTC Contracts           $ 4,803,043       3.27%  7,765,844     2,209,573   $ 7,765,844   $ 1,910,405
Energy                      5,412,800       3.68%  6,533,500     1,889,600     6,533,500     1,837,000
Grains                        584,350       0.40%    759,375       165,600       759,375       152,175
Interest Rates U.S.         1,489,050       1.01%  2,175,150       419,700     2,175,150       419,700
Interest Rates Non-U.S      3,737,161       2.54%  6,106,625     1,529,251     6,106,625     1,228,573
Livestock                      54,600       0.04%     54,600        10,200        54,600         9,350
Metals:
 - Exchange Traded
         Contracts            776,000       0.53%  1,070,000       198,000     1,070,000       198,000
 - OTC Contracts              440,425       0.30%    734,175       175,800       734,175       175,800
Softs                         763,277       0.52%    954,065       298,687       954,065       295,046
Indices                     2,860,447       1.95%  3,009,489       709,998     3,009,489       709,998
                          -----------  ----------
Total                     $20,921,153      14.24%
                          =========== ===========


Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 1.        Legal Proceedings -

               The following  information  supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and under Part II, Item 1 "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.

Enron

On July 28, 2003, Citigroup entered into a final settlement agreement with the Securities and Exchange Commission ("SEC") to resolve the SEC's outstanding investigations into Citigroup transactions with Enron and Dynegy. Pursuant to the settlement, Citigroup has, among other terms, (1) consented to the entry of an administrative cease and desist order, which bars Citigroup from committing or causing violations of provisions of the federal securities laws, and (2) agreed to pay $120 million ($101.25 million allocable to Enron and $18.75 million allocable to Dynegy). Citigroup entered into this settlement without admitting or denying any wrongdoing or liability, and the settlement does not establish wrongdoing or liability for purposes of any other proceeding. On July 28, 2003, Citibank, N.A. entered into an agreement with the Office of the Comptroller of the Currency ("OCC") and Citigroup entered into an agreement with the Federal Reserve Bank of New York ("FED") to resolve their inquiries into certain of Citigroup's transactions with Enron. Pursuant to the agreements, Citibank and Citigroup have agreed to submit plans to the OCC and FED, respectively, regarding the handling of complex structured finance transactions. Also on July 28, 2003, Citigroup entered into a settlement agreement with the Manhattan District Attorney's Office to resolve its investigation into certain of Citigroup's transactions with Enron; pursuant to the settlement, Citigroup has agreed to pay $25.5 million and to abide by its agreements with the SEC, OCC and FED.

Additional Actions Several additional actions, previously identified, have been consolidated with the Newby action and are stayed, except with respect to certain discovery, until after the Court's decision on class certification. Also, in July 2003, an action was brought by purchasers in the secondary market of Enron bank debt against Citigroup, Citibank, Citigroup Global Markets Inc. ("CGM"), and others, alleging claims for common law fraud, conspiracy, gross negligence, negligence and breach of fiduciary duty.

Research

On June 23, 2003, the West Virginia Attorney General filed an action against CGM and nine other firms that were parties to the April 28, 2003 settlement with the SEC, the National Association of Securities Dealers ("NASD"), the New York Stock Exchange ("NYSE") and the New York Attorney General (the "Research Settlement"). The West Virginia Attorney General alleges that the firms violated the West
Virginia Consumer Credit and Protection Act in connection with their research activities and seeks monetary penalties.

In May 2003, the SEC, NYSE and NASD issued a subpoena and letters to CGM requesting documents and information with respect to their continuing investigation of individuals in connection with the supervision of the research and investment banking departments of CGM. Other parties to the Research Settlement have received similar subpoena and letters.

In April 2003, to effectuate the Research Settlement, the SEC filed a Complaint and Final Judgment in the United States District Court for the Southern District of New York. The Final Judgment has not yet been entered by the court, and the court has asked for certain additional information. Also in April 2003, the NASD accepted the Letter of Acceptance, Waiver and Consent entered into with CGM in connection with the Research Settlement; and in May 2003, the NYSE advised CGM that the Hearing Panel's Decision, in which it accepted the Research Settlement, had become final. CGM is currently in discussion with various of the states with respect to completion of the state components of the Research Settlement. Payment will be made in conformance with the payment provisions of the Final Judgment.

WorldCom, Inc.

On May 19, 2003, a motion to dismiss an amended complaint in the WorldCom, Inc. Securities Litigation was denied.

Dynegy Inc.

On June 6, 2003, the complaint in a pre-existing putative class action pending in the United States District Court for the Southern District of Texas, brought by purchasers of publicly traded debt and equity securities of Dynegy Inc., was amended to add Citigroup, Citibank and CGM, as well as other banks, as defendants. The plaintiffs allege violations of the federal securities laws against the Citigroup defendants.

Adelphia Communications Corporation
-----------------------------------

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The Complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Company Holding Act and the common law. The complaint seeks equitable relief and an unspecified amount of compensatory and punitive damages.

In addition, Salomon Smith Barney Inc. (predecessor of Citigroup Global Markets Inc.) is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaints seek unspecified damages.

Other

MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.
--------------------------------------------------------
In July 2003, CGM's motion for summary judgment was granted.

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

      (a) Exhibit - 31.1 - Rule 13a-14(a)/15d-14(a)
          Certifications (Certifications of President and Director)

          Exhibit - 31.2 - Rule 13a-14(a)/15d-14(a)
          Certifications (Certifications of Chief financial
          Officer and Director)

          Exhibit - 32.1 - Section 1350 Certifications
          (Certification of President and Director).

          Exhibit - 32.2 - Section 1350 Certifications
          (Certification of Chief Financial Officer and Director).

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



By:   /s/ David J. Vogel
           David J. Vogel, President and Director

Date:  8/14/03____

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Citigroup Managed Futures LLC
           (General Partner)



By:   /s/ David J. Vogel
           David J. Vogel, President and Director

Date: 8/14/03____



By:   /s/ Daniel R. McAuliffe, Jr.
           Daniel R. McAuliffe, Jr.
           Chief Financial Officer and
           Director

Date: 8/14/03____

                                                                    Exhibit 31.1
                                   CERTIFICATIONS

I, David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shearson Mid West Futures Fund (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

                                                    /s/ David. J. Vogel
                                                   -----------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

                                                                    Exhibit 31.2
                                CERTIFICATIONS

I, Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shearson Mid West Futures Fund (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003

                                            /s/ Daniel R. McAuliffe, Jr.
                                            -----------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Shearson Mid West Futures Fund (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


/s/ David J. Vogel
David J. Vogel
Citigroup Managed Futures LLC
President and Director

August 14, 2003

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Shearson Mid West Futures Fund (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director

August 14, 2003