Form 10-Q/A
period 2003-09-30
SHEARSON MID WEST FUTURES FUND
filed 2004-02-26
CIK 924875

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
                        Statements of Financial Condition
                                   (Unaudited)

                                                September 30,       December 31,
                                                   2003                  2002
                                               -------------     ---------------

ASSETS:
Equity in commodity futures trading account:
Cash (restricted $28,863,395 and
 $15,044,312 in 2003 and 2002,
 respectively)                                    $ 134,964,930    $  81,112,283
Net unrealized appreciation
 (depreciation) on open futures
 positions                                             (299,900)       4,544,545
Unrealized appreciation on open
 forward contracts                                   19,650,578        7,528,350
Interest receivable                                     112,345           76,955
                                                  -------------    -------------
                                                  $ 154,427,953    $  93,262,133
                                                  =============    =============

LIABILITIES AND MEMBERS' CAPITAL:

Liabilities:
Unrealized depreciation on open
 forward contracts                                $  13,494,209    $   2,677,940

Accrued expenses:
Professional fees                                        64,623           47,823
Distribution payable                                    112,345           76,955
                                                  -------------    -------------
                                                     13,671,177        2,802,718
                                                  -------------    -------------
Members' Capital:

Members' capital 86,727,6842 and
 60,664.1530 Redeemable Units
 outstanding in 2003 and 2002,
 respectively                                       140,756,776       90,459,415
                                                  -------------    -------------
                                                  $ 154,427,953    $  93,262,133
                                                  =============    =============
