Form 10-K/A
period 2003-12-31
SHEARSON MID WEST FUTURES FUND
filed 2004-03-23
CIK 924875

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

Net realized and unrealized trading
 gains (losses) net of expenses allocated
 from Master, brokerage commissions
 and clearing fees including interest
 income                                          $ 488,214             $ (2,046,050)        $ (760,568)         $ 4,372,243

Net Income (loss)                                $ 292,779             $ (2,262,395)        $ (997,371)         $ 4,049,785

Increase (decrease) in Net Asset
 Value per Redeemable Unit                         $ 33.97                $ (245.25)         $ (108.85)            $ 409.87

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

PricewaterhouseCoppers LLP

                                                     PricewaterhouseCoopers LLP
                                                     1177 Avenue of the Americas
                                                     New York   NY 10036
                                                     Telephone (646) 471 4000
                                                     Facsmile  (813) 286 6000


March 17, 2004

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Re: Shearson Mid-West Futures Fund

Commissioners:

We have read the statements made by Citigroup Managed Futures LLC (copy attached), which we understand will be filed with the Commissions, pursuant to
Item 9 Form 10- K, as part of the Fund's Form 10-K report for the year ended December 31, 2003.


Very truly yours,

/s/ PricewaterhouseCoopers LLP
    PricewaterhouseCoopers LLP