Form 10-Q
period 2004-03-31
SHEARSON MID WEST FUTURES FUND
filed 2004-05-10
CIK 924875

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2004

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

                        c/o Citigroup Managed Futures LLC
                           399 Park Avenue. - 7th Fl.
                            New York, New York 10022
--------------------------------------------------------------------------------
              (Address and Zip Code of principal executive offices)



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


                                                                       Page
                                                                      Number

PART I - Financial Information:

           Item 1.          Financial Statements:
                            Statements of Financial Condition
                            at March 31, 2004 and December 31,
                            2003 (unaudited).                            3

                            Statements of Income and Expenses and
                            Partners' Capital for the three
                            months ended March 31, 2003
                            and 2003 (unaudited).                        4

                            Statements of Cash Flows for the
                            three months ended
                            March 31, 2004 and 2003.
                            (Unaudited).                                  5

                            Notes to Financial Statements
                            including the Financial Statements of
                            JWH Strategic Allocation Master Fund
                            LLC (unaudited).                           6 - 16

           Item 2.          Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                17 - 20

           Item 3.          Quantitative and Qualitative
                            Disclosures about Market Risk             21 - 22

           Item 4.          Controls and Procedures                      23

PART II - Other Information                                              24

                                     PART I

                          Item 1. Financial Statements

                         SHEARSON MID-WEST FUTURES FUND
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                       March 31,    December 31,
                                                          2004          2003
                                                      ----------    -----------
ASSETS:
  Investment in Master, at fair value                 $27,272,654   $25,898,180
  Cash                                                     23,625        13,793
                                                      -----------   -----------
                                                      $27,296,279   $25,911,973
                                                      ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
 Accrued expenses:
  Commissions                                         $   136,481   $   129,560
  Management fees                                          45,221        42,940
  Administrative fees                                      22,611        21,470
  Other                                                    27,099        18,325
 Redemptions payable                                       50,929        11,257
                                                      -----------   -----------
                                                          282,341       223,552
                                                      -----------   -----------

Partners' capital:
General Partner, 40.4850 Unit equivalents
  outstanding in 2004 and 2003                            120,110       113,933
Limited Partners, 9,064.9949 and 9,087.6613
  Redeemable Units of Limited Partnership Interest
  outstanding in 2004 and 2003, respectively           26,893,828    25,574,488
                                                      -----------   -----------
                                                       27,013,938    25,688,421
                                                      -----------   -----------
                                                      $27,296,279   $25,911,973
                                                      ===========   ===========


See Accompanying Notes to Unaudited Financial Statements.

                         SHEARSON MID-WEST FUTURES FUND
             Statement of Income and Expenses and Partners' Capital
                                   (Unaudited)


                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                          ---------------------------
                                               2004           2003
                                         ----------------------------
Income:

  Realized gains on closed positions
   and foreign currencies from Master   $  3,699,519    $  8,491,268
  Change in unrealized losses on open
   positions from Master                  (1,703,806)     (3,686,199)
  Expenses allocated from Master             (21,763)        (13,631)
  Interest income allocated from Master       47,869          65,430
                                          -----------    -----------
                                           2,021,819       4,856,868
                                          -----------    -----------
Expenses:

  Brokerage commissions                      413,793         484,625
  Management fees                            137,123         157,572
  Administrative fees                         68,562          78,785
  Incentive fees                                --            77,162
  Other expenses                              10,198           8,939
                                         ------------     -----------
                                             629,676         807,083
                                         ------------     -----------


  Net income                               1,392,143       4,049,785
  Redemptions                                (66,626)     (1,024,645)
                                         ------------    ------------
  Net increase in Partners' capital        1,325,517       3,025,140

Partners' capital, beginning of period    25,688,421      26,641,938
                                         ------------    -----------
Partners' capital, end of period        $ 27,013,938    $ 29,667,078
                                         ------------    -----------


Net asset value per Redeemable Unit
  (9,105.4799 and 9,465.2144 Redeemable
   Units outstanding at March 31, 2004
   and 2003, respectively)              $   2,966.78    $   3,134.33
                                         ------------     -----------

Net income per Redeemable Unit of
  Limited Partnership Interest and
  General Partner Unit equivalent       $     152.58    $     409.87
                                         ------------     -----------

See Accompanying Notes to Unaudited Financial Statements

                         SHEARSON MID-WEST FUTURES FUND
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Three months ended
                                                                       March 31,
                                                            ------------------------------
                                                                   2004          2003
                                                            ------------------------------
Cash flows from operating activities:

    Net Income                                                $ 1,392,143    $ 4,049,785
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Changes in operating assets and liabilities:
        Investment in Master, at fair value                    (1,374,474)    (3,407,714)

         Accrued expenses:
            Increase in commissions                                 6,921         17,082
            Increase in management fees                             2,281          5,651
            Increase in administrative fees                         1,141          2,825
            Increase in incentive fees                               --           77,162
            Increase in other                                       8,774          8,939
          Increase in redemptions payable                          39,672        279,504
                                                              -----------    -----------
               Net cash provided by operating activities           76,458      1,033,234
                                                              -----------    -----------

Cash flows from financing activities:
   Payments for redemptions                                       (66,626)    (1,024,645)
                                                              -----------    -----------
               Net cash used in financing activities              (66,626)    (1,024,645)
                                                              -----------    -----------



               Net change in cash                                   9,832          8,589
               Cash, at beginning of period                        13,793         22,709
                                                              -----------    -----------
               Cash, at end of period                         $    23,625    $    31,298
                                                              ===========    ===========

See Accompanying Notes to Unaudited Financial Statements

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)



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

     Effective January 26, 2001, the Partnership allocated substantially all of its capital to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the "Master"). With this cash, the Partnership purchased 31,509.8853 Units of the Master with a fair value of $31,509,885. The Master was formed in order to permit commodity pools managed now or in the future by John
W. Henry & Company, Inc. ("the Advisor") using the Strategic Allocation Program, JWH's proprietary trading program, to invest together in one trading vehicle. Citigroup Managed Futures LLC, formerly Smith Barney Futures Management LLC, acts as the general partner (the "General Partner") of the Partnership. The General Partner is the managing member of the Master. Individual and pooled accounts currently managed by JWH, including the Partnership (collectively, the "Feeder Funds"), are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

     As of March 31, 2004, the Partnership owns 16.1% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

     The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

     As of March 31, 2004, all trading decisions for the Partnership are being made by the Advisor.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)



     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2004 and December 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

     Certain prior period amounts have been reclassified to conform to current period presentation.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

     The Master's  Statements  of  Financial  Condition as of March 31, 2004 and
December 31, 2003, Condensed Schedules of Investments at March 31, 2004 and December 31, 2003, its Statements of Income and Expenses and Members' Capital for the three months ended March 31, 2004 and 2003 and its Statements of Cash Flows for the three months ended March 31, 2004 and 2003 were:


                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)


                                                                     March 31,          December 31,
                                                                       2004                 2003
                                                               -----------------    ---------------
Assets:
Equity in commodity futures trading account:
  Cash (restricted $37,160,523 and $31,852,745 in
  2004 and 2003, respectively)                                     $168,131,075         $131,979,502
  Net unrealized appreciation on open futures positions              14,304,573            1,477,101
  Unrealized appreciation on open forward contracts                  10,233,413           13,496,013
  Interest receivable                                                   123,389               80,717
                                                               -----------------    -----------------
                                                                   $192,792,450         $147,033,333
                                                               =================    =================


Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open forward contracts                   $22,774,157           $1,799,594

Accrued Expenses:
   Professional fees                                                     73,461               76,405
   Distribution payable                                                 123,389               80,717
                                                               -----------------    -----------------
                                                                     22,971,007            1,956,716
                                                               -----------------    -----------------

Members' capital:
Members' capital, 93,962.1391 and 86,435.1829 Units
 outstanding in 2004 and 2003, respectively                         169,821,443          145,076,617
                                                               -----------------    -----------------
                                                                   $192,792,450         $147,033,333
                                                               =================    =================


                          Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                 March 31, 2004
                                   (Unaudited)

                                        Number of
              Sector                    Contracts            Contract                                   Fair Value
-----------------------------------------------------------------------------------------------------------------------
Currencies
                                                       Unrealized depreciation on
                                                       forward contracts (12.94)%
                                 JPY (27,208,156,617)  JPY/USD - (9.96)%  June 16, 2004               $   (16,906,807)
                                                       Other  - (2.98)%                                    (5,073,248)
                                                                                                         --------------
                                                                                                          (21,980,055)
                                                       Unrealized appreciation on forward
                                                       contracts 5.68%                                      9,638,675
                                                                                                         --------------
  Total Currencies  (7.26)%                                                                               (12,341,380)
                                                                                                         --------------

Total Energy  1.03%                                    Futures contracts sold  1.03%                        1,747,388
                                                                                                         --------------

Total Grains  2.26%                                    Futures contracts purchased  2.26%                   3,839,807
                                                                                                         --------------

Total Interest Rates Non - U.S. 1.45%                  Futures contracts purchased  1.45%                   2,461,567
                                                                                                         --------------

Total Interest Rates  2.03%                            Futures contracts purchased  2.03%                   3,451,804
                                                                                                         --------------

Total Livestock  0.06%                                 Futures contracts purchased  0.06%                      96,510
                                                                                                         -------------

Metals
                                                       Futures contracts purchased  1.38%                   2,342,255

                                                       Unrealized depreciation on forward
                                                       contracts (0.47)%                                     (794,102)
                                                       Unrealized appreciation on forward
                                                       contracts  0.35%                                       594,738
                                                                                                         --------------
                                                         Total forward contracts (0.12)%                     (199,364)
                                                                                                         --------------
  Total Metals  1.26%                                                                                       2,142,891
                                                                                                         --------------

Softs                                                  Futures contracts sold  0.26%                          448,789
                                                       Futures contracts purchased  (0.01)%                   (18,774)
                                                                                                         --------------
   Total Softs  0.25%                                                                                         430,015
                                                                                                         --------------

Indices
                                                       Futures contracts sold  (0.43)%                       (722,612)
                                                       Futures contracts purchased  0.39%                     657,839
                                                                                                         --------------
  Total Indices  (0.04)%                                                                                      (64,773)
                                                                                                         --------------

Total Fair Value  1.04%                                                                                  $  1,763,829
                                                                                                         ==============


                                                                                           % of Investments at Fair
        Country Composition                              Investments at Fair Value                   Value
------------------------------------                   -------------------------------   ------------------------------
Australia                                                    $      (25,220)                       (1.43)%
Canada                                                               14,793                         0.84
Germany                                                           3,130,948                       177.51
Japan                                                              (125,637)                       (7.12)
United Kingdom                                                     (259,821)                      (14.73)
United States                                                      (971,234)                      (55.07)
                                                       -------------------------------   --------------------
                                                            $     1,763,829                       100.00%
                                                       ===============================   ====================

Percentages are based on Members' capital unless otherwise indicated.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2003
                                   (Unaudited)

Sector                                 Contract                                                 Fair Value
-----------------------------------------------------------------------------------      -----------------
Currencies                             Unrealized appreciation on forward contracts 7.66%      $11,113,632
                                       Unrealized depreciation on forward contracts (1.22)%     (1,771,985)
                                                                                         ------------------
   Total Currencies 6.44%                                                                        9,341,647
                                                                                         ------------------

Total Energy 0.90%                     Futures contracts sold 0.90%                              1,299,873
                                                                                         ------------------

Total Grains 0.22%                     Futures contracts purchased 0.22%                           318,552
                                                                                         ------------------

Interest Rates Non-U.S.
                                       Futures contracts sold (0.08)%                             (121,386)
                                       Futures contracts purchased (0.01)%                          (8,299)
                                                                                         ------------------
   Total Interest Rates Non-U.S. (0.09)%                                                          (129,685)
                                                                                         ------------------

Total Interest Rates 0.01%             Futures contracts purchased 0.01%                            19,950
                                                                                         ------------------

Livestock
                                       Futures contracts sold 0.02%                                 27,750
                                       Futures contracts purchased (0.46)%                        (671,770)
                                                                                         ------------------
   Total Livestock (0.44)%                                                                        (644,020)
                                                                                         ------------------

Metals
                                       Futures contracts purchased 1.40%                         2,028,135

                                       Unrealized depreciation on forward contracts (0.02)%        (27,609)
                                       Unrealized appreciation on forward contracts 1.64%        2,382,381
                                                                                         ------------------
                                       Total forward contracts 1.62%                             2,354,772
                                                                                         ------------------
   Total Metals 3.02%                                                                            4,382,907
                                                                                         ------------------

Softs
                                       Futures contracts sold (0.15)%                             (212,200)
                                       Futures contracts purchased (0.59)%                        (854,280)
                                                                                         ------------------
   Total Softs (0.74)%                                                                          (1,066,480)
                                                                                         ------------------
Indices
                                       Futures contracts sold (0.85)%                           (1,230,359)
                                       Futures contracts purchased 0.61%                           881,135
                                                                                         ------------------
   Total Indices (0.24)%                                                                          (349,224)
                                                                                         ------------------

Total Fair Value 9.08%                                                                         $13,173,520
                                                                                         ==================


                                                   Investments                % of Investments
Country Composition                               at Fair Value                at Fair Value
---------------------------------            -------------------------- -------------------------
Australia                                            $(106,707)                     (0.81)%
Canada                                                  90,406                       0.69
Germany                                                468,304                       3.55
Japan                                               (1,350,542)                    (10.25)
United Kingdom                                       2,351,597                      17.85
United States                                       11,720,462                      88.97
                                             -------------------------- -------------------------
                                                   $13,173,520                     100.00%
                                             ========================== =========================

Percentages are based on Members' capital unless otherwise indicated.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (continued)


                    JWH Strategic Allocation Master Fund LLC
             Statements of Income and Expenses and Members' Capital
                                   (Unaudited)

                                                                    Three months ended
                                                                        March 31,
                                                  ----------------------------------------------------
                                                               2004                        2003
                                                  -------------------------     ----------------------
Income:
  Net gains (losses) on trading of commodity interests:
  Realized gains on closed positions
    and foreign currencies                                  $22,880,670                  $29,338,717
  Change in unrealized losses on open
    positions                                               (11,409,691)                 (13,174,544)
  Interest Income                                               317,375                      251,539
                                                  -------------------------     ----------------------
                                                             11,788,354                   16,415,712
                                                  -------------------------     ----------------------

Expenses:
   Clearing fees                                                116,700                       63,149
   Other expenses                                                15,000                       15,000
                                                  -------------------------     ----------------------
                                                                131,700                       78,149
                                                  -------------------------     ----------------------

Net income                                                   11,656,654                   16,337,563

Additions                                                    16,896,500                    1,700,000
Redemptions                                                  (3,490,953)                  (2,911,270)
Distribution of interest to feeder funds                       (317,375)                    (251,539)
                                                  -------------------------     ----------------------
Net increase in Members' capital                             24,744,826                   14,874,754

Members' capital, beginning of period                       145,076,617                   90,459,415
                                                  -------------------------     ----------------------

Members' capital, end of period                           $ 169,821,443                $ 105,334,169
                                                  =========================     ======================
Net asset value per Unit
  (93,962.1391 and 60,007.7063 Units
   outstanding in March 31, 2004 and
   2003, respectively)                                        $1,807.34                   $ 1,755.34
                                                  -------------------------     ----------------------

Net income per Unit of Member Interest                          $132.36                      $268.35
                                                  -------------------------     ----------------------


                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (continued)


                            JWH Strategic Allocation
                                 Master Fund LLC
                            Statements of Cash Flows
                                 March 31, 2004
                                   (Unaudited)



                                                                              Three months ended
                                                                                   March 31,
                                                                          --------------------------
                                                                             2004             2003
                                                                          --------------------------
Cash flows from operating activities:
   Net Income                                                          $  11,656,654    $  16,337,563
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Changes in operating assets and liabilities:
      Net unrealized appreciation (depreciation) on open futures
           positions                                                     (12,827,472)       5,280,517
          Unrealized appreciation on open forward contracts                3,262,600        4,549,759
          Increase in interest receivable                                    (42,672)         (15,135)

        Unrealized depreciation on open forward contracts                 20,974,563        3,344,268
        Accrued expenses:
          Increase (decrease) in professional fees                            (2,944)          15,000
          Increase in distribution payable                                    42,672           15,135
                                                                       -------------    -------------
            Net cash provided by operating activities                     23,063,401       29,527,107
                                                                       -------------    -------------

Cash flows from financing activities:
   Proceeds from additions                                                16,896,500        1,700,000
   Payments for redemptions                                               (3,490,953)      (2,911,270)
   Distribution of interest to feeder funds                                 (317,375)        (251,539)
                                                                       -------------    -------------
            Net cash provided by (used in) financing activities           13,088,172       (1,462,809)
                                                                       -------------    -------------

            Net change in cash                                            36,151,573       28,064,298
            Cash, at beginning of period                                 131,979,502       81,112,283
                                                                       -------------    -------------
            Cash, at end of period                                     $ 168,131,075    $ 109,176,581
                                                                       =============    =============



                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

2.   Financial Highlights:

     Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2004 and 2003 were as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                  2004          2003
                                                              ------------------------
Net realized and unrealized gains*                         $     171.27  $     435.67
  Interest income                                                  5.24          6.75
  Expenses**                                                     (23.93)       (32.55)
                                                              ---------     ---------
Increase for the period                                          152.58        409.87
Net Asset Value per Redeemable Unit, beginning of period       2,814.20      2,724.46
                                                              ---------     ---------


Net Asset Value per Redeemable Unit, end of period         $   2,966.78  $   3,134.33
                                                              =========     =========


Ratio to average net assets: ***

  Net investment loss before incentive fees****                   (9.0)%        (9.2)%
                                                              =========     =========

  Operating expenses                                               9.7%         10.1%
  Incentive fees                                                    --           1.1%
                                                              ---------     ---------
Total expenses                                                     9.7%         11.2%
                                                              =========     =========
Total return:

Total return before incentive fees                                 5.4%         15.3%
Incentive fees                                                      --          (0.3)%
                                                              ---------     ---------
Total return after incentive fees                                  5.4%         15.0%
                                                              =========     =========


The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

* Includes brokerage commissions and expenses allocated from Master. ** Excludes brokerage commissions and expenses allocated from Master. *** Annualized (other than incentive fees)
**** Interest income less total expenses (exclusive of incentive fees)

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)


Financial Highlights of the Master:

     Changes in Net Asset Value per Unit of Members' Interest for the three months ended March 31, 2004 and 2003 were as follows:


                                                     Three Months Ended
                                                           March 31,
                                                --------------------------
                                                       2004          2003
                                                --------------------------
Net realized and unrealized gains *             $     129.06        264.44
  Interest income                                       3.46          4.16
  Expenses **                                          (0.16)        (0.25)
                                                   ---------     ---------
Increase for the period                               132.36        268.35

  Distributions                                        (3.46)        (4.16)

Net Asset Value per Unit, beginning of period   $   1,678.44      1,491.15
                                                   ---------     ---------
Net Asset Value per Unit, end of period         $   1,807.34  $   1,755.34
                                                   =========     =========

Ratio to average net assets: ***

Net investment income****                               0.5%          0.7%

Operating expenses                                      0.3%          0.3%

Total return                                            7.7%         18.0%
                                                  =========     =========

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

*    Includes clearing fees
**   Excludes clearing fees
***  Annualized
**** Interest Income less total expenses

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the three and twelve months ended March 31, 2004 and December 31, 2003, based on a monthly calculation, were $16,289,739 and $7,057,885, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2004 and December 31, 2003 were $1,763,829 and $13,173,520, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.



4.   Financial Instrument Risk:

     In the normal course of its business the Partnership, through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                 March 31, 2004
                                   (Unaudited)
                                   (Continued)

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

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

     The majority of these instruments mature within one year of March 31, 2004. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the three months ended March 31, 2004, Partnership capital increased 5.2% from $25,688,421 to $27,013,938. This increase was attributable to net income from operations of $1,392,143 which was partially offset by the redemptions of 22.6664 Redeemable Units of Limited Partnership Interest resulting in an outflow of $66,626. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the three months ended March 31, 2004, the Master's capital increased 17.1% from $145,076,617 to $169,821,443. This increase was attributable to net income from operations of $11,656,654, coupled with additional sales of 9,530.6470 Redeemable Units totaling $16,896,500 which was partially offset by the redemptions of 2,003.6908 Redeemable Units resulting in an outflow of $3,490,953 coupled with distribution of interest of $317,375 paid to the feeders. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

     All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statementsof financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

     Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

     During the Partnership's first quarter of 2004, the Net Asset Value per Redeemable Unit increased 5.4% from $2,814.20 to $2,966.78 as compared to an increase of 15.0% in the first quarter of 2003. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $1,995,713. Gains were primarily attributable to the Master's trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2003 of $4,805,069. Gains were primarily attributable to the Master's trading of commodity futures in currencies, grains, energy, U.S. and non-U.S. interest rates, indices and softs and were partially offset by losses in grains, livestock and metals.

     The Partnership had a positive first quarter as many of the financial and commodity trends that had carried performance in 2003 continued into the first quarter providing profits for the Advisor. The major contributors to performance were rising commodity prices, particularly for grains, energy and base metals and lower interest rates both in the U.S. and internationally.

     The commodity markets, particularly grains and related contracts, produced most of the Partnership's profit for the quarter. The demand for foodstocks from developing countries generated profits for positions in grains, specifically soybeans, corn and wheat. Increased global demand for the raw materials of economic development, namely base metals, like copper, nickel and aluminum, also produced profitable trading. Silver and gold also were profitable for the quarter. Energy trading was also highly profitable for the quarter as prices of crude oil moved to the high $30s range and natural gas prices followed their normal volatile seasonal patterns with mixed trading results for the Advisor.

     Additional profits were earned for positions in U.S. and international interest rate contracts throughout most of the quarter. Lower U.S. interest rates combined with rising fiscal and trade deficits pushed the U.S. dollar lower through mid-February producing profits for the Fund's advisor through mid-February. Mid-month, a sharp reversal began in the U.S. dollar that led to losses in March as the dollar regained nearly 10% against the euro and other major currencies. Overall for the quarter, currency trading resulted in losses. Trading in stock market indices was slightly profitable as the U.S. and global stock markets were mostly directionless for the first quarter.

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

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 13-week U.S. Treasury Bill rate. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2004, decreased by $17,561 as compared to the corresponding period in 2003. This decrease is primarily the result of a decrease in interest rates during the three months ended March 31, 2004 as compared to 2003.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended March 31, 2004 decreased by $70,832, as compared to the corresponding period in 2003. The decrease in brokerage commissions is due to lower average net assets during the three months ended March 31, 2004 as compared to 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2004 decreased $20,449, as compared to the corresponding period in 2003. The decrease in management fees is due to lower average net assets during three months ended March 31, 2004 as compared to 2003.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2004 decreased by $10,223, as compared to the corresponding period in 2003. The decrease in administrative fees is due to lower net assets during the three months ended March 31, 2004 as compared to 2003.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three months ended March 31, 2004 and 2003, resulted in incentive fees of $0 and $77,162, respectively.

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

     The risk to the limited partners that have purchased Interests in the Partnership is limited to the amount of their capital contributions to the Partnership and other share of the Partnership's assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2004 and the highest and lowest value at any point during the three months ended March 31, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2004, the Master's total capitalization was $169,821,443. There has been no material changes in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 2003.


                                 March 31, 2004
                                   (Unaudited)


                                                                                      Year to Date
                                                                    ------------------------------------------------
                                                 % of Total                High              Low
       Market Sector           Value at Risk    Capitalization         Value at Risk    Value at Risk    Average
---------------------------------------------------------------     ------------------------------------------------
Currencies:
-OTC Contracts                   $ 6,964,128          4.10%              $10,928,609    $6,021,749      $8,364,425
Energy                             5,877,270          3.46%                5,930,250     4,281,150       5,621,490
Grains                             1,121,300          0.66%                1,121,300       638,300         977,442
Interest Rates U.S.                2,657,600          1.56%                2,728,400     1,641,350       2,668,533
Interest Rates Non -U.S.           6,483,768          3.82%                8,840,369     4,314,458       7,796,875
Livestock                            152,800          0.09%                  234,000        46,000         169,313
Metals
-Exchange Traded Contracts         1,768,500          1.04%                1,768,500       445,500       1,506,667
-OTC Contracts                     1,299,575          0.77%                1,391,375       995,290       1,245,192
Softs                              1,330,474          0.78%                1,421,730       560,686       1,152,934
Indices                            5,192,704          3.06%                5,192,704     3,311,279       4,464,783
                             --------------------------------
Total                            $32,848,119         19.34%
                             ================================


Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2004 the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such controls during the first quarter of 2004.

                           PART II. OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

REGULATORY MATTERS

     Both the Department of Labor and the IRS have advised CGM that they were or are reviewing transactions in which Ameritech Pension Trust purchased from CGM and certain affiliates approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. With respect to the IRS review, CGM and certain affiliated entities have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

ENRON CORP

     In July 2002, Citigroup, CGM and certain officers were named as defendants in an alleged class action filed in the United States District Court for the Southern District of New York, brought on behalf of purchasers of Citigroup common stock between July 24, 1999 and July 23, 2002. The complaint seeks unspecified compensatory and punitive damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and for common law fraud. Fourteen virtually identical complaints have been filed and consolidated. The complaints allege that Citigroup misstated the extent of its Enron-related exposure, and that Citigroup's stock price fell once the true extent of the company's Enron involvements became known. Plaintiffs filed an amended complaint on March 10, 2003, which incorporated the allegations in the 15 separate actions and added new material as well. The amended complaint focuses on certain transaction Citigroup did with Enron and alleged analyst conflicts of interest. The class period for the consolidated amended complaint is July 24, 1999 to December 11, 2002. On June 2, 2003, Citigroup filed a motion to dismiss the consolidated amended complaint. Plaintiffs' response was filed on July 30, and Citigroup's reply was filed on October 3, 2003. Oral argument before Judge Swain was held on November 20, 2003.

MUTUAL FUNDS

     In 2003, several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. The Company has received subpoenas and other requests for information from various government regulators regarding market timing, fees, sales practices and other mutual fund issues in connection with various investigations, including an investigation by the SEC and a United States Attorney into the arrangements under which CGMH became the transfer agent for many of the mutual funds in the Smith Barney fund complex. CGMH is cooperating fully with all such reviews.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None

The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Period                          (a)  Total  Number  of  (b)   Average    Price  (c)  Total  Number of  (d)   Maximum   Number
                                Shares    (or   Units)  Paid  per   Share  (or  Shares   (or   Units)  (or        Approximate
                                Purchased*              Unit)**                 Purchased  as Part of  Dollar    Value)    of
                                                                                Publicly    Announced  Shares    (or   Units)
                                                                                Plans or Programs      that    May   Yet   Be
                                                                                                       Purchased   Under  the
                                                                                                       Plans or Programs
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
January 1, 2004 - January  31,                   5.5000               $2,854.08                    N/A                    N/A
2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
February  1,  2004 -  February                        -                                            N/A                    N/A
29, 2004
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
March 1, 2004 - March 31, 2004                  17.1664               $2,966.78                    N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------
Total                                           22.6664               $2,910.43                    N/A                    N/A
------------------------------- ----------------------- ----------------------- ---------------------- -----------------------


* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days' notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership's business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.


Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

       (a) The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2003.

            Exhibit   -   31.1   -   Rule  13a-14(a)/15d-14(a)     Certification
            (Certification of President and Director)

            Exhibit   -   31.2   -   Rule    13a-14(a)/15d-14(a)   Certification
            (Certification of Chief Financial Officer and Director)

            Exhibit - 32.1 - Section 1350 Certification (Certification of President and Director).

            Exhibit - 32.2 - Section 1350 Certification (Certification of Chief Financial Officer and Director).

         (b) Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SHEARSON MID-WEST FUTURES FUND

By:   Citigroup Managed Futures LLC
      -----------------------
      (General Partner)

By:   /s/ David J. Vogel
      -----------------------
      David J. Vogel, President and Director

Date:  5/10/04
      -----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   Citigroup Managed Futures LLC
      -----------------------
      (General Partner)



By:   /s/ David J. Vogel
      -----------------------
       David J. Vogel
       President and Director



Date: 5/10/04
      -----------




By: /s/ Daniel R. McAuliffe, Jr.
   -----------------------
    Daniel R. McAuliffe, Jr.
    Chief Financial Officer and
     Director

Date: 05/10/04
      -----------

                                                                    Exhibit 31.1
                                  CERTIFICATION

I,   David J. Vogel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shearson Mid-West Futures Fund (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  05/10/04
       -----------
                                                     /s/ David J. Vogel
                                                  -----------------------
                                                        David J. Vogel
                                                 Citigroup Managed Futures LLC
                                                     President and Director

                                                                    Exhibit 31.2
                                 CERTIFICATION



I,   Daniel R. McAuliffe, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Shearson Mid-West Futures Fund (the "registrant");

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: 05/10/04
      -----------
                                                 /s/ Daniel R. McAuliffe, Jr.
                                                ------------------------------
                                                   Daniel R. McAuliffe, Jr.
                                                Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                  Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Shearson Mid-West Futures Fund (the "Partnership") on Form 10-Q for the period ending March 31,2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Partnership.


/s/ David J. Vogel
-----------------------
David J. Vogel
Citigroup Managed Futures LLC
President and Director



Date:  05/10/04
      -----------

                                  Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Shearson Mid-West Futures Fund (the "Partnership") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition' results of operations and cash flows of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
-----------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director


Date:  05/10/04
      -----------