Form 10-Q
period 2004-06-30
SHEARSON MID WEST FUTURES FUND
filed 2004-08-13
CIK 924875

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF1934
               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004
                      -------------

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

                                               Yes X        No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                               Yes___       No  X

                         SHEARSON MID-WEST FUTURES FUND
                                    FORM 10-Q
                                      INDEX


                                                                  Page
                                                                 Number
PART I - Financial Information:

    Item 1.  Financial Statements:
             Statements of Financial Condition
             at June 30, 2004 and December 31,
             2003 (unaudited).                                       3

             Statements of Income and Expenses and
             Partners' Capital for the three and six months
              ended June 30, 2004 and 2003 (unaudited).              4

             Statements of Cash Flows for the three and six
             months ended June 30, 2004 and 2003.
             (Unaudited)                                             5

             Notes to Financial Statements
             including the Financial Statements of
             JWH Strategic Allocation Master Fund
             LLC (unaudited).                                      6 - 16

    Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations                                           17 - 20

    Item 3.  Quantitative and Qualitative
             Disclosures about Market Risk                        21 - 22

    Item 4.  Controls and Procedures                                23

PART II - Other Information                                         24

                                     PART I

                          Item 1. Financial Statements

                         SHEARSON MID-WEST FUTURES FUND
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                         June 30,    December 31,
                                                           2004         2003
                                                       -----------   -----------
ASSETS:
   Investment in Master, at fair value                 $19,861,196   $25,898,180
   Cash                                                     23,960        13,793
                                                       -----------   -----------
                                                       $19,885,156   $25,911,973
                                                       ===========   ===========


LIABILITIES AND PARTNERS' CAPITAL:


Liabilities:
   Accrued expenses:
     Commissions                                       $    99,426   $   129,560
     Management fees                                        32,932        42,940
     Administrative fees                                    16,466        21,470
     Other                                                  26,799        18,325
   Redemptions payable                                     383,769        11,257
                                                       -----------   -----------
                                                           559,392       223,552
                                                       -----------   -----------
Partners' Capital:
General Partner, 40.4850  Unit equivalents
   outstanding in 2004 and 2003                             88,412       113,933
Limited Partners, 8,809.0117 and 9,087.3042
   Redeemable Units of Limited Partnership Interest
   outstanding in 2004 and 2003, respectively           19,237,352    25,574,488
                                                       -----------   -----------
                                                        19,325,764    25,688,421
                                                       -----------   -----------
                                                       $19,885,156   $25,911,973
                                                       ===========   ===========

See Accompanying Notes to Unaudited Financial Statements

                         SHEARSON MID-WEST FUTURES FUND
             Statements of Income and Expenses and Partners' Capital
                                   (Unaudited)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       ---------------------------    ---------------------------
                                                            2004           2003              2004         2003
                                                      ----------------------------     ------------   ------------
Income:
   Realized gains (losses) on closed positions from
    Master                                            $ (4,259,825)   $     55,865    $   (560,306)   $  8,547,133
   Change in unrealized gains (losses) on open
    positions from Master                               (2,357,637)       (397,699)     (4,061,443)     (4,083,898)
   Expenses allocated from Master                          (23,727)        (12,087)        (45,490)        (26,718)
                                                      ------------    ------------    ------------    ------------
                                                        (6,641,189)       (353,921)     (4,667,239)      4,436,517
   Interest income received from Master                     54,827          68,335         102,696         133,765
                                                      ------------    ------------    ------------    ------------
                                                        (6,586,362)       (285,586)     (4,564,543)      4,570,282
                                                      ------------    ------------    ------------    ------------
 Expenses:
   Brokerage commissions                                   334,739         474,982         748,532         958,607
   Management fees                                         110,873         151,918         247,996         309,490
   Administrative fees                                      55,437          75,959         123,999         154,744
   Incentive fees                                               --              --              --          77,162
   Other expenses                                            8,518           8,926          18,716          17,865
                                                      ------------    ------------    ------------    ------------
                                                           509,567         711,785       1,139,243       1,517,868
                                                      ------------    ------------    ------------    ------------
    Net income (loss)                                   (7,095,929)       (997,371)     (5,703,786)      3,052,414
   Redemptions                                            (592,245)       (684,868)       (658,871)     (1,709,513)
                                                      ------------    ------------    ------------    ------------
   Net increase (decrease) in Partners' capital         (7,688,174)     (1,682,239)     (6,362,657)      1,342,901
Partners' capital, beginning of period                  27,013,938      29,667,078      25,688,421      26,641,938
                                                      ------------    ------------    ------------    ------------
Partners' capital, end of period                      $ 19,325,764    $ 27,984,839    $ 19,325,764    $ 27,984,839
                                                      ============    ============    ============    ============
Net asset value per Redeemable Unit
   (8,849.4967 and 9,249.7287 Units outstanding
   at June 30, 2004 and 2003, respectively)           $   2,183.83    $   3,025.48    $   2,183.83        3,025.48
                                                      ============    ============    ============    ============
Net income (loss) per Redeemable Unit of Limited
   Partnership Interest and General Partner
   Unit equivalent                                    $    (782.95)   $    (108.85)   $    (630.37)   $     301.02
                                                      ============    ============    ============    ============



See Accompanying Notes to Unaudited Financial Statements

                         SHEARSON MID-WEST FUTURES FUND
                            Statements of Cash Flows
                                   (Unaudited)


                                                                Three Months Ended              Six Months Ended
                                                                      June 30,                      June 30,
                                                               ------------------------     --------------------------
                                                                  2004           2003          2004            2003
                                                               ----------     ---------     ----------     -----------
Cash flows from operating activities:
     Net income (loss)                                        $(7,095,929)   $  (997,371)   $(5,703,786)   $ 3,052,414
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
              Investment in Master at fair value                7,411,458      1,771,732      6,036,984     (1,635,982)
           Accrued expenses:
              Increase (decrease) in commissions                  (37,055)        (8,814)       (30,134)         8,268
              Increase (decrease) in management fees              (12,289)        (2,938)       (10,008)         2,713
              Increase (decrease) in administrative fees           (6,145)        (1,469)        (5,004)         1,356
              Increase (decrease) in incentive fees                    --        (77,162)            --             --
              Increase (decrease) in other                           (300)         8,927          8,474         17,866
           Increase (decrease) in redemptions payable             332,840          1,001        372,512        280,505
                                                              -----------    -----------    -----------    -----------
                  Net cash provided by operating activities       592,580        693,906        669,038      1,727,140
                                                              -----------    -----------    -----------    -----------
Cash flows from financing activities:
     Payments for redemptions                                    (592,245)      (684,868)      (658,871)    (1,709,513)
                                                              -----------    -----------    -----------    -----------
                   Net change in cash                                 335          9,038         10,167         17,627
                  Cash, at beginning of period                     23,625         31,298         13,793         22,709
                                                              -----------    -----------    -----------    -----------
                  Cash, at end of period                      $    23,960    $    40,336    $    23,960    $    40,336
                                                              ===========    ===========    ===========    ===========

See Accompanying Notes to Unaudited Financial Statements
                                       5

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)



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

     As of June 30, 2004, the Partnership owned 13.9% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

     The Partnership's commodity broker is Citigroup Global Markets Inc. ("CGM"), formerly Salomon Smith Barney Inc. CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), formerly Salomon Smith Barney Holdings Inc., which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

     As of June 30, 2004, all trading decisions for the Partnership are being made by the Advisor.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)



     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2004 and December 31, 2003 and the results of its operations and cash flows for the three and six months ended June 30, 2004 and 2003. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

     The Master's Statements of Financial Condition and Condensed Schedule of Investments at June 30, 2004 and December 31, 2003 and its Statements of Income and Expenses and Members' Capital for and Statements of Cash Flows for the three and six months ended June 30, 2004 and 2003 were:


                    JWH Strategic Allocation Master Fund LLC
                        Statements of Financial Condition
                                   (Unaudited)

                                                            June 30,     December 31,
                                                             2004           2003
                                                         ------------    ------------
Assets:
Equity in commodity futures trading account:
  Cash (restricted $31,772,804 and $31,852,745 in 2004
   and 2003, respectively)                                $155,073,201   $131,979,502
  Net unrealized appreciation on open futures positions             --      1,477,101
  Unrealized appreciation on open forward contracts          2,938,642     13,496,013
  Interest receivable                                          378,720         80,717
                                                          ------------   ------------
                                                          $158,390,563   $147,033,333
                                                          ============   ============
Liabilities and Members' Capital:
Liabilities:
  Net unrealized depreciation on open futures positions     $5,268,908   $         --
  Unrealized depreciation on open forward contracts         10,323,944      1,799,594
Accrued Expenses:
   Professional fees                                            86,405         76,405
   Distribution payable                                        378,720         80,717
                                                          ------------   ------------
                                                            16,057,977      1,956,716
                                                          ------------   ------------
Members' Capital:
Members' capital, 104,820.3576 and 86,435.1829 Units
 outstanding in 2004 and 2003, respectively                142,332,586    145,076,617
                                                          ------------   ------------
                                                          $158,390,563   $147,033,333
                                                          ============   ============

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                 June, 30, 2004
                                   (Unaudited)

Sector                                       Contract                                                           Fair Value
----------                                   ----------                                                       -------------
Currencies
                                             Unrealized depreciation on forward contracts (5.56)%             $(7,914,586)
                                             Unrealized appreciation on forward contracts 1.19%                  1,696,081
   Total Currencies  (4.37)%                                                                                  ------------
                                                                                                               (6,218,505)
                                                                                                              ------------

Total Energy (1.70)%                         Futures contracts sold (1.70)%                                    (2,413,733)
                                                                                                              ------------

Total Grains  0.50%                          Futures contracts purchased  0.50%                                    705,481
                                                                                                              ------------
Interest Rates Non - U.S.
                                             Futures contracts sold (1.95)%                                    (2,769,592)
                                             Futures contracts purchased  (0.14)%                                (199,182)
                                                                                                              ------------
   Total Interest Rates Non - U.S.  (2.09)%                                                                    (2,968,774)
                                                                                                              ------------

Total Interest Rates  (0.53)%                Futures contracts purchased  (0.53)%                                (758,931)
                                                                                                               -----------

Total Livestock  (0.11)%                     Futures contracts purchased  (0.11)%                                (161,440)
                                                                                                               -----------
Metals
                                             Futures contracts sold 0.00%*                                           7,900

                                             Unrealized depreciation on forward contracts (1.69)%              (2,409,358)
                                             Unrealized appreciation on forward contracts 0.87%                  1,242,561
                                                                                                               -----------
                                                 Total forward contracts (0.82)%                               (1,166,797)
                                                                                                               -----------
   Total Metals  (0.82)%                                                                                       (1,158,897)
                                                                                                               -----------
Softs

                                             Futures contracts sold 0.54%                                          769,730
                                             Futures contracts purchased  (0.28)%                                (406,069)
                                                                                                               -----------
  Total Softs  0.26%                                                                                               363,661
                                                                                                               -----------
Indices
                                             Futures contracts sold (0.18)%                                      (256,655)
                                             Futures contracts purchased  0.15%                                   213,583
                                                                                                               -----------
   Total Indices  (0.03)%                                                                                         (43,072)
                                                                                                               -----------
Total Fair Value  (8.89)%                                                                                    $(12,654,210)
                                                                                                               ===========
                                                                                           % of Investments at
Country Composition                                    Investments at Fair Value               Fair Value
-------------------                                    -------------------------               ----------
Australia                                                           $  (143,167)                   (1.13)%
Canada                                                                  (60,780)                   (0.48)
Germany                                                                (614,356)                   (4.86)
Japan                                                                (1,928,123)                  (15.24)
United Kingdom                                                       (1,824,035)                  (14.41)
United States                                                        (8,083,749)                  (63.88)
                                                                  -------------                  -------
                                                                  $ (12,654,210)                 (100.00)%
                                                                   =============                  =======

Percentages are based on Masters' capital unless otherwise indicated
* Due to rounding

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                            JWH Strategic Allocation
                                 Master Fund LLC
                        Condensed Schedule of Investments
                                December 31, 2003

 Sector                                        Contract                                                        Fair Value
 ------                                        --------                                                        ----------
 Currencies                                     Unrealized appreciation on forward contracts 7.66%            $11,113,632
                                                Unrealized depreciation on forward contracts (1.22)%           (1,771,985)
                                                                                                                ----------
  Total Currencies 6.44%                                                                                        9,341,647
                                                                                                                ---------

 Total Energy 0.90%                             Futures contracts sold 0.90%                                    1,299,873
                                                                                                                ---------

 Total Grains 0.22%                             Futures contracts purchased 0.22%                                 318,552
                                                                                                                ---------

 Interest Rates Non-U.S.                        Futures contracts sold (0.08)%                                   (121,386)
                                                Futures contracts purchased (0.01)%                                (8,299)
                                                                                                                ---------
  Total Interest Rates Non-U.S. (0.09)%                                                                          (129,685)
                                                                                                                ---------

 Total Interest Rates 0.01%                     Futures contracts purchased 0.01%                                  19,950
                                                                                                                ---------

 Livestock                                      Futures contracts sold 0.02%                                       27,750
                                                Futures contracts purchased (0.46)%                              (671,770)
                                                                                                                ---------
  Total Livestock (0.44)%                                                                                        (644,020)
                                                                                                                ---------

 Metals                                         Futures contracts purchased 1.40%                               2,028,135

                                                Unrealized depreciation on forward contracts (0.02)%              (27,609)
                                                Unrealized appreciation on forward contracts 1.64%              2,382,381
                                                                                                                ---------
                                                Total forward contracts 1.62%                                   2,354,772
                                                                                                                ---------
  Total Metals 3.02%                                                                                            4,382,907
                                                                                                                ---------

 Softs                                          Futures contracts sold (0.15)%                                   (212,200)
                                                Futures contracts purchased (0.59)%                              (854,280)
                                                                                                                ---------
  Total Softs (0.74)%                                                                                          (1,066,480)
                                                                                                                ----------

 Indices                                        Futures contracts sold (0.85)%                                 (1,230,359)
                                                Futures contracts purchased 0.61%                                 881,135
                                                                                                                ---------
  Total Indices (0.24)%                                                                                          (349,224)
                                                                                                                ---------

 Total Fair Value 9.08%                                                                                       $13,173,520
                                                                                                              ===========
                                                    Investments             % of Investments
Country Composition                                at Fair Value             at Fair Value
-------------------                               ---------------            ---------------
Australia                                             $(106,707)                  (0.81)%
Canada                                                   90,406                    0.69
Germany                                                 468,304                    3.55
Japan                                                (1,350,542)                 (10.25)
United Kingdom                                        2,351,597                   17.85
United States                                        11,720,462                   88.97
                                                    -----------                   ------
                                                    $13,173,520                  100.00%
                                                    ===========                  ======

Percentages are based on Members' capital unless otherwise indicated.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

                    JWH Strategic Allocation Master Fund LLC
             Statements of Income and Expenses and Members' Capital
                                   (Unaudited)


                                                        Three Months Ended                Six Months Ended
                                                            June 30,                          JUNE 30,
                                                  ------------------------------    -----------------------------
                                                      2004              2003              2004           2003
                                                  ------------------------------    -----------------------------
Income:
   Net gains (losses) on trading of commodity
    interests:
   Realized gains (losses) on closed positions
    and foreign currencies                       $ (30,580,263)   $   1,863,361    $  (7,699,592)   $  31,202,079
   Change in unrealized gains (losses) on open
    positions                                      (14,418,038)      (8,596,738)     (25,827,730)     (21,771,283)
   Interest income                                     378,720          324,300          696,095          575,839
                                                 -------------    -------------    -------------    -------------
                                                   (44,619,581)      (6,409,077)     (32,831,227)      10,006,635
                                                 -------------    -------------    -------------    -------------
Expenses:
   Clearing fees                                       146,544          109,757          263,244          172,906
   Other expenses                                       15,000           15,000           30,000           30,000
                                                 -------------    -------------    -------------    -------------
                                                       161,544          124,757          293,244          202,906
                                                 -------------    -------------    -------------    -------------
   Net income (loss)                               (44,781,125)      (6,533,834)     (33,124,471)       9,803,729
   Additions                                        20,545,500       53,282,545       37,442,000       54,982,545
   Redemptions                                      (2,874,512)      (4,818,603)      (6,365,465)      (7,729,873)
   Distribution of Interest to feeder funds           (378,720)        (324,300)        (696,095)        (575,839)
                                                 -------------    -------------    -------------    -------------
   Net (decrease) increase in Members' capital     (27,488,857)      41,605,808       (2,744,031)      56,480,562
Members' capital, beginning of period              169,821,443      105,334,169      145,076,617       90,459,415
                                                 -------------    -------------    -------------    -------------
Members' capital, end of period                  $ 142,332,586    $ 146,939,977    $ 142,332,586    $ 146,939,977
                                                 =============    =============    =============    =============
Net asset value per Redeemable Unit
 (104,820.3576 and 84,964.7936 Units
 outstanding at June 30, 2004 and
 2003, respectively)                             $    1,357.87    $    1,729.42    $    1,357.87    $    1,729.42
                                                 =============    =============    =============    =============
Net income (loss) per Unit of Member Interest    $     (445.69)   $      (21.42)   $     (313.33)   $      246.93
                                                 =============    =============    =============    =============

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


                            JWH Strategic Allocation
                                 Master Fund LLC
                            Statements of Cash Flows
                                  June 30, 2004
                                   (Unaudited)

                                                               Three Months Ended                 Six Months Ended
                                                                     June 30,                        June 30,
                                                           ----------------------------     ----------------------------
                                                               2004            2003            2004            2003
                                                           --------------- ------------     ---------------------------
Cash flows from operating activities:
  Net income (loss)                                        $(44,781,125)   $ (6,533,834)  $ (33,124,471)   $  9,803,729
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Changes in operating assets and liabilities:
       Net unrealized appreciation on open futures
        positions                                            19,573,481       4,815,978       6,746,009      10,096,495
       Unrealized appreciation (depreciation) on open
        forward contracts                                     7,294,771        (872,819)     10,557,371       3,676,940
       (Increase) decrease in interest receivable              (255,331)       (324,300)       (298,003)        637,785

       Unrealized appreciation (depreciation) on open
        forward contracts                                   (12,450,213)      4,653,580       8,524,350       7,997,848
      Accrued expenses:
       Increase in professional fees                             12,944          13,600          10,000          28,600
      Increase (decrease) in distribution payable               255,331         324,300         298,003        (637,785)
                                                            ------------     ----------      ----------      ----------
             Net cash provided (used in) by operating
               activities                                   (30,350,142)      2,076,505      (7,286,741)     31,603,612
                                                            ------------     ----------      -----------     ----------

Cash flows from financing activities:
  Proceeds from additions                                    20,545,500      53,282,545      37,442,000      54,982,545
  Payments for redemptions                                   (2,874,512)     (4,818,603)     (6,365,465)     (7,729,873)
  Distribution of Interest to Feeder Funds                     (378,720)       (324,300)       (696,095)       (575,839)
                                                            ------------    ------------    -----------      -----------
             Net cash provided by (used in) by financing
               activities                                    17,292,268      48,139,642      30,380,440      46,676,833
                                                            -----------     -----------     -----------      ----------
             Net change in cash                             (13,057,874)     50,216,147      23,093,699      78,280,445
             Cash, at beginning of period                   168,131,075     109,176,581     131,979,502      81,112,283
                                                            -----------     -----------     -----------     -----------
             Cash, at end of period                       $ 155,073,201   $ 159,392,728   $ 155,073,201   $ 159,392,728
                                                            ===========     ===========     ===========     ===========

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

2.   Financial Highlights:

         Changes in net asset value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                       Three Months ended          Six Months Ended
                                                             June 30,                 June 30,
                                                   ----------------------     ----------------------
                                                      2004          2003         2004         2003
                                                   -----------------------     ---------------------
Net realized and unrealized gains (losses)*       $  (769.47)   $  (91.09)   $ (598.20)   $  344.58
Interest income                                         6.06         7.25        11.30        14.00
Expenses**                                            (19.54)      (25.01)      (43.47)      (57.56)
                                                    --------      -------      ---------    ---------
Increase (decrease) for the period                   (782.95)     (108.85)     (630.37)      301.02
Net Asset Value per Unit, beginning of period       2,966.78     3,134.33     2,814.20     2,724.46
                                                    --------      -------     ---------    ---------
 Net Asset Value per Unit, end of period          $ 2,183.83   $ 3,025.48   $ 2,183.83   $ 3,025.48
                                                   =========    =========     ========     =========

* Includes brokerage commissions and expenses allocated from Master.
** Excludes brokerage commissions and expenses allocated from Master.


                                                         Three Months ended                Six Months Ended
                                                              June 30,                        June 30,
                                                       ----------------------           ----------------------
                                                         2004          2003                2004         2003
                                                      -----------------------            ---------------------

 Ratio to average net assets:***
   Net investment loss before incentive fees****         (8.3)%        (8.8)%            (8.8)%        (9.0)%
                                                        =======        ======           =======        ======


   Operating expenses                                     9.2%          9.7%              9.6%          9.9%
   Incentive fees                                         0.0%          0.0%              0.0%          0.5%
                                                         -----         -----             -----         -----
   Total expenses                                         9.2%          9.7%              9.6%         10.4%
                                                       =======        ======           =======        ======


Total return:
   Total return before incentive fees                   (26.4)%        (3.5)%           (22.4)%        11.4%
   Incentive fees                                         0.0%          0.0%              0.0%         (0.4)%
                                                        ------         -----            ------        ------
   Total return after incentive fees                    (26.4)%        (3.5)%           (22.4)%        11.0%
                                                       =======        ======           =======        ======


*** Annualized (other than incentive Fees)
**** Interest Income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


Financial Highlights of the Master:

         Changes in net asset value per Unit for the three months and six months ended June 30, 2004 and 2003 were as follows:


                                                       Three Months Ended          Six Months Ended
                                                             June 30,                 June 30,
                                                   ----------------------     ----------------------
                                                      2004          2003         2004         2003
                                                   -----------------------     ---------------------

Net realized and unrealized gains (losses)*        $ (449.32)   $  (25.68)   $ (320.26)   $  238.76
Interest income                                         3.78         4.50         7.24         8.66
Expenses**                                             (0.15)       (0.24)       (0.31)       (0.49)
                                                    --------      -------     ---------    ---------
Increase (decrease) for the period                   (445.69)      (21.42)     (313.33)      246.93
Distributions                                          (3.78)       (4.50)       (7.24)       (8.66)
Net Asset Value per Unit, beginning of period       1,807.34     1,755.34     1,678.44     1,491.15
                                                    --------      -------     ---------    ---------
Net Asset Value per Unit, end of period           $ 1,357.87   $ 1,729.42   $ 1,357.87   $ 1,729.42
                                                   =========    =========     ========     =========

* Includes clearing fees.
 ** Excludes clearing fees.
                                                         Three Months Ended                Six Months Ended
                                                              June 30,                        June 30,
                                                       ----------------------           ----------------------
                                                         2004          2003                2004         2003
                                                      -----------------------            ---------------------

Ratio to average net assets:***
   Net investment income                                  0.6%            0.6%              0.5%         0.6%
                                                         =======        ======           =======        ======

   Operating expenses ****                                0.4%            0.1%              0.4%         0.1%
                                                         =======        ======           =======        ======

Total return:                                           (24.7)%          (1.2)%           (18.7)%        16.6%
                                                        =======         ======           =======        ======

*** Annualized
**** Excludes clearing fees


The above ratios may vary for individual investors based on the timing of capital transactions during the period.

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

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

     All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2004 and December 31, 2003, based on a monthly calculation, were $(330,542) and $7,057,885, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2004 and December 31, 2003 were $(12,654,210) and $13,173,520, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)

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

     The majority of these instruments mature within one year of June 30, 2004. However, due to the nature of the Master's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2004.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, Partnership capital decreased 24.8% from $25,688,421 to $19,325,764. This decrease was attributable to net loss from operations of $5,703,786 coupled with the redemptions of 278.6496 Redeemable Units of Limited Partnership Interest resulting in an outflow of $658,871. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

     The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

     For the six months ended June 30, 2004, the Master's capital decreased 1.9% from $145,076,617 to $142,332,586. This decrease was attributable to net loss from operations of $33,124,471, coupled with the redemptions of 3,751.7998 Redeemable Units totaling $6,365,465 and the distribution of interest of $696,095 paid to the feeders which was partially offset by the additional sales of 22,136.9745 Redeemable Units resulting in an inflow of $37,442,000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Results of Operations

     During the Partnership's second quarter of 2004, the net asset value per Redeemable unit decreased 26.4% from $2,966.78 to $2,183.83 as compared to a decrease of 3.5% in the second quarter of 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $6,617,462. Losses were primarily attributable to the Master's trading of commodity futures in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in energy, grains, U.S. interest rates, livestock and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2003 of $341,834. Losses were primarily attributable to the Master's trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in U.S. interest rates and indices.

     During the Partnership's six months ended June 30, 2004 the net asset value per Redeemable unit decreased 22.4% from $2,814.20 to $2,183.83 as compared to an increase of 11.0% for the six months ended June 30, 2003. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $4,621,749. Losses were primarily attributable to the trading of commodity futures in currencies non-U.S. interest rates, metals and indices and were partially offset by gains in energy, grains, U.S. interest rates, livestock and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees for the six months ended June 30, 2003 of $4,463,235. Gains were primarily attributable to the trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, and indices, and were partially offset by losses in grains, livestock, metals and softs.

     The lack of persistent trends resulted in a difficult environment for the Advisor, which began precisely as the second quarter of 2004 got underway. Trends in both financial and commodity futures markets had been clear for the previous three quarters. In the second quarter of 2004, however, substantially opposing fundamental considerations along with benign short-term volatility greatly reduced the opportunities for the Advisor resulting in a particularly difficult trading environment.

     The directionless behavior of so many markets can be explained in terms of a perception that a significant change may be underway in the global economic cycle. Some of the primary drivers of these conditions have been: softer than expected U.S. economic data creating confusion with regard to forecasting the pace of Federal Reserve tightening; U.S. and international bonds, equity and currency markets coping with indications of rising inflation, but at the same time, an apparent pause in growth; and a fragile Eurozone recovery keeping European Central Bank monetary intervention on hold.

     Trading in all market sectors was unprofitable for the Partnership except in the energy sector, the softs and base metals markets. Positions in Japanese currency and interest rate markets, the Euro and gold were the primary contributors to the losses while trading in crude oil, cotton and copper provided some profits for the Partnership.

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

     Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 13-week U.S. Treasury Bill rate. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2004, decreased by $13,508 and $31,069 respectively as compared to the corresponding periods in 2003. This decrease is primarily the result of a decrease in interest rates during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and six months ended June 30, 2004 decreased by $140,243 and $210,075, respectively, as compared to the corresponding periods in 2003. The decrease in brokerage commissions is due to lower average net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2004 decreased by $41,045 and $61,494, respectively, as compared to the corresponding periods in 2003. The decrease in management fees is due to lower average net assets during three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2004 decreased by $20,522 and $30,745, respectively, as compared to the corresponding period in 2003. The decrease in administrative fees is due to lower net assets during the three and six months ended June 30, 2004 as compared to the corresponding periods in 2003.

     Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. Trading performance for the three and six months ended June 30, 2003, resulted in incentive fees of $0 and $77,162, respectively. There were no incentive fees earned for the three and six months ended June 30, 2004.

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

     The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2004 and the highest, lowest and average value at any point during the three months ended June 30, 2004. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2004, the Master's total capitalization was $142,332,586. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.


                                  June 30, 2004
                                   (Unaudited)

                                                                                Three Months Ended June 30, 2004
                                                                         --------------------------------------------
                                                        % of Total             High             Low
Market Sector                        Value at Risk    Capitalization      Value at Risk    Value at Risk     Average
-------------                        -------------    -------------       -------------    -------------     ---------
Currencies:
   OTC                                 $ 9,513,985         6.68%           $ 11,417,143      $ 6,009,165    $ 9,552,812
Energy                                   4,489,970         3.16%              7,148,610        4,489,970      5,984,720
Grains                                     856,875         0.60%              1,167,650          348,320        902,792
Interest Rates U.S.                        988,500         0.70%              2,599,900          562,510      1,948,992
Interest Rates Non -U.S.                 5,711,981         4.01%              7,669,370        3,748,757      5,788,782
Livestock                                  186,400         0.13%                212,200          152,800        199,800
Metals
   Exchange Traded Contracts             1,551,500         1.09%              2,107,500          694,500      1,825,333
   OTC                                   1,214,505         0.85%              1,498,600        1,014,800      1,117,102
Softs                                    1,233,872         0.87%              1,735,047          970,486      1,267,861
Indices                                  2,771,568         1.95%              4,777,732        1,807,427      2,880,159
                                       -----------        -----
Total                                 $ 28,519,156        20.04%
                                      ============        =====

Item 4. Controls and Procedures

     Based on their evaluation of the Partnership's disclosure controls and procedures as of June 30, 2004 the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

     During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and under Part II, Item I "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

WorldCom, Inc.

     On May 10, 2004, Citigroup announced that it had agreed to pay $2.65 billion to settle the WorldCom class action suits.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following chart sets forth the purchases of Redeemable Units by the Partnership.

------------------------------------ ---------------------- --------------------- --------------------- --------------------
Period                               (a) Total Number of    (b) Average Price     (c) Total Number of   (d) Maximum Number
                                     Shares (or Units)      Paid per Share (or    Shares (or Units)     (or Approximate
                                     Purchased*             Unit)**               Purchased as Part     Dollar Value) of
                                                                                  of Publicly           Shares (or Units)
                                                                                  Announced Plans or     that May Yet Be
                                                                                  Programs              Purchased Under the
                                                                                                        Plans or Programs
------------------------------------ ---------------------- --------------------- --------------------- ------------------
April 1, 2004 - April 30, 2004        54.0000               $2,652.47             N/A                   N/A
------------------------------------ ---------------------- --------------------- --------------------- ------------------
May 1, 2004 - May  31,  2004          26.2512               $2,485.32             N/A                   N/A
------------------------------------ ---------------------- --------------------- --------------------- ------------------
June. 1, 2004 - June 30., 2004       175.7320               $2,183.83             N/A                   N/A
------------------------------------ ---------------------- --------------------- --------------------- ------------------
Total                                255.9832               $2,440.54             N/A                   N/A
------------------------------------ ---------------------- --------------------- --------------------- ------------------

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
          (Certifications of Chief Financial Officer and Director)

          Exhibit - 32.1 - Section 1350 Certifications (Certification of President and Director).

          Exhibit - 32.2 - Section 1350 Certifications (Certification of Chief Financial Officer and Director).

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



SHEARSON MID-WEST FUTURES FUND



By:   Citigroup Managed Futures LLC
     (General Partner)



By:   /s/ David J. Vogel
          --------------
          David J. Vogel
          President and Director



Date:     8/13/04





By:   /s/ Daniel R. McAuliffe, Jr.
          ------------------------
          Daniel R. McAuliffe, Jr.
          Chief Financial Officer and
          Director

Date:    8/13/04

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

Date:  August 13, 2004

                                              /s/  David J. Vogel
                                                   -------------------------
                                                   David J. Vogel
                                                   Citigroup Managed Futures LLC
                                                   President and Director

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

Date: August 13, 2004
                                       /s/  Daniel R. McAuliffe, Jr.
                                            ---------------------------
                                            Daniel R. McAuliffe, Jr.
                                            Citigroup Managed Futures LLC
                                            Chief Financial Officer and Director

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Shearson Mid-West Futures Fund (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David J. Vogel, President and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



/s/ David J. Vogel
    --------------
    David J. Vogel
    Citigroup Managed Futures LLC
    President and Director



Date: August 13, 2004

                                                                    Exhibit 32.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Shearson Mid-West Futures Fund (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Daniel R. McAuliffe, Jr., Chief Financial Officer and Director of Citigroup Managed Futures LLC, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/ Daniel R. McAuliffe, Jr.
----------------------------
Daniel R. McAuliffe, Jr.
Citigroup Managed Futures LLC
Chief Financial Officer and Director


Date:  August 13, 2004