Form 10-Q/A
period 2004-06-30
SHEARSON MID WEST FUTURES FUND
filed 2004-09-14
CIK 924875

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


                                                        Three Months Ended                Six Months Ended
                                                            June 30,                          JUNE 30,
                                                  ------------------------------    -----------------------------
                                                      2004              2003              2004           2003
                                                  ------------------------------    -----------------------------
Income:
   Net gains (losses) on trading of commodity
    interests:
   Realized gains (losses) on closed positions
    and foreign currencies                       $ (30,580,263)   $   1,863,361    $  (7,699,592)   $  31,202,079
   Change in unrealized gains (losses) on open
    positions                                      (14,418,038)      (8,596,738)     (25,827,730)     (21,771,283)
   Interest income                                     402,630          324,300          726,794          575,839
                                                 -------------    -------------    -------------    -------------
                                                   (44,595,671)      (6,409,077)     (32,800,528)      10,006,635
                                                 -------------    -------------    -------------    -------------
Expenses:
   Clearing fees                                       146,544          109,757          263,244          172,906
   Other expenses                                       15,000           15,000           30,000           30,000
                                                 -------------    -------------    -------------    -------------
                                                       161,544          124,757          293,244          202,906
                                                 -------------    -------------    -------------    -------------
   Net income (loss)                               (44,757,215)      (6,533,834)     (33,093,772)       9,803,729
   Additions                                        20,545,500       53,282,545       37,442,000       54,982,545
   Redemptions                                      (2,874,512)      (4,818,603)      (6,365,465)      (7,729,873)
   Distribution of Interest to feeder funds           (402,630)        (324,300)        (726,794)        (575,839)
                                                 -------------    -------------    -------------    -------------
   Net (decrease) increase in Members' capital     (27,488,857)      41,605,808       (2,744,031)      56,480,562
Members' capital, beginning of period              169,821,443      105,334,169      145,076,617       90,459,415
                                                 -------------    -------------    -------------    -------------
Members' capital, end of period                  $ 142,332,586    $ 146,939,977    $ 142,332,586    $ 146,939,977
                                                 =============    =============    =============    =============
Net asset value per Redeemable Unit
 (104,820.3576 and 84,964.7936 Units
 outstanding at June 30, 2004 and
 2003, respectively)                             $    1,357.87    $    1,729.42    $    1,357.87    $    1,729.42
                                                 =============    =============    =============    =============
Net income (loss) per Unit of Member Interest    $     (445.46)   $      (21.42)   $     (313.02)   $      246.93
                                                 =============    =============    =============    =============

                         Shearson Mid-West Futures Fund
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)
                                   (Continued)


                            JWH Strategic Allocation
                                 Master Fund LLC
                            Statements of Cash Flows
                                  June 30, 2004
                                   (Unaudited)

                                                               Three Months Ended                 Six Months Ended
                                                                     June 30,                        June 30,
                                                           ----------------------------     ----------------------------
                                                               2004            2003            2004            2003
                                                           --------------- ------------     ---------------------------
Cash flows from operating activities:
  Net income (loss)                                        $(44,757,215)   $ (6,533,834)  $ (33,093,772)   $  9,803,729
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Changes in operating assets and liabilities:
       Net unrealized appreciation on open futures
        positions                                            19,573,481       4,815,978       6,746,009      10,096,495
       Unrealized appreciation (depreciation) on open
        forward contracts                                     7,294,771        (872,819)     10,557,371       3,676,940
       (Increase) decrease in interest receivable              (279,241)       (324,300)       (321,913)        637,785

       Unrealized appreciation (depreciation) on open
        forward contracts                                   (12,450,213)      4,653,580       8,524,350       7,997,848
      Accrued expenses:
       Increase in professional fees                             12,944          13,600          10,000          28,600
      Increase (decrease) in distribution payable               279,241         324,300         321,913        (637,785)
                                                            ------------     ----------      ----------      ----------
             Net cash provided (used in) by operating
               activities                                   (30,326,232)      2,076,505      (7,256,042)     31,603,612
                                                            ------------     ----------      -----------     ----------

Cash flows from financing activities:
  Proceeds from additions                                    20,545,500      53,282,545      37,442,000      54,982,545
  Payments for redemptions                                   (2,874,512)     (4,818,603)     (6,365,465)     (7,729,873)
  Distribution of Interest to Feeder Funds                     (402,630)       (324,300)       (726,794)       (575,839)
                                                            ------------    ------------    -----------      -----------
             Net cash provided by (used in) by financing
               activities                                    17,268,358      48,139,642      30,349,741      46,676,833
                                                            -----------     -----------     -----------      ----------
             Net change in cash                             (13,057,874)     50,216,147      23,093,699      78,280,445
             Cash, at beginning of period                   168,131,075     109,176,581     131,979,502      81,112,283
                                                            -----------     -----------     -----------     -----------
             Cash, at end of period                       $ 155,073,201   $ 159,392,728   $ 155,073,201   $ 159,392,728
                                                            ===========     ===========     ===========     ===========