Form 10-Q/A
period 2004-09-30
SHEARSON MID WEST FUTURES FUND
filed 2004-11-19
CIK 924875

Shearson Mid-West Futures Fund
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,237,046	$(2,262,395)	$(4,466,740)	$790,019
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in investment in Master at fair value	(715,054)	2,639,583	5,321,930	1,003,601
Accrued expenses:
Increase (decrease) in commissions	3,542	(13,352)	(26,592)	(5,084)
Increase (decrease) in management fees	1,186	(4,380)	(8,822)	(1,667)
Increase (decrease) in administrative fees	593	(2,190)	(4,411)	(834)
Increase (decrease) in other	(6,845)	(29,154)	1,629	(11,288)
Increase (decrease) in redemptions payable	(10,022)	(236,717)	362,490	43,788
Net cash provided by (used in) operating activities	510,446	91,395	1,179,484	1,818,535
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(516,964)	(122,212)	(1,175,835)	(1,831,725)
Net change in cash	(6,518)	(30,817)	3,649	(13,190)
Cash, at beginning of period	23,960	40,336	13,793	22,709
Cash, at end of period	$17,442	$9,519	$17,442	9,519

See Accompanying Notes to Unaudited Financial Statements

5