Form 10-Q
period 2005-03-31
SHEARSON MID WEST FUTURES FUND
filed 2005-05-16
CIK 924875

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

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

Yes     No X

SHEARSON MID-WEST FUTURES FUND

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2005 and December 31, 2004 (Unaudited)	3
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2005 and 2004 (Unaudited)	4
	Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (Unaudited)	5
	Notes to Financial Statements including the Financial Statements of JWH Strategic Allocation Master Fund LLC (unaudited).	6 – 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 – 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 – 19
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Shearson Mid-West Futures Fund
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Investment in Master, at fair value	$20,587,314	$26,615,586
Cash	45,344	8,995
	$20,632,658	$26,624,581
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions	$103,163	$133,123
Management fees	34,130	44,096
Administrative fees	17,065	22,048
Other	51,363	33,999
Redemptions payable	234,072	304,065
	439,793	537,331
Partners' Capital:
General Partner, 40.4850 Unit equivalents outstanding in 2005 and 2004	100,044	126,724
Limited Partners, 8,130.9849 and 8,293.7071 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	20,092,821	25,960,526
	20,192,865	26,087,250
	$20,632,658	$26,624,581

See Accompanying Notes to Financial Statements

Shearson Mid-West Futures Fund
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Income:
Realized gains (losses) on closed positions and foreign currencies from Master	$(2,788,683)	$3,699,519
Change in unrealized gains (losses) on open positions from Master	(2,295,460)	(1,703,806)
Expenses allocated from Master	(16,049)	(21,763)
	(5,100,192)	1,973,950
Interest income received from Master	110,633	47,869
	(4,989,559)	2,021,819
Expenses:
Brokerage commissions	318,984	413,793
Management fees	105,558	137,123
Administrative fees	52,779	68,562
Other expenses	17,364	10,198
	494,685	629,676
Net income (loss)	(5,484,244)	1,392,143
Redemptions	(410,141)	(66,626)
Net increase (decrease) in Partners' capital	(5,894,385)	1,325,517
Partners' capital, beginning of period	26,087,250	25,688,421
Partners' capital, end of period	$20,192,865	$27,013,938
Net asset value per Redeemable Unit (8,171.4699 and 9,105.4799 Redeemable Units outstanding at March 31, 2005 and 2004, respectively)	$2,471.14	$2,966.78
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(659.01)	$152.58

See Accompanying Notes to Financial Statements

Shearson Mid-West Futures Fund
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(5,484,244)	$1,392,143
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in investment in Master, at fair value	6,028,272	(1,374,474)
Accrued expenses:
Increase (decrease) in commissions	(29,960)	6,921
Increase (decrease) in management fees	(9,966)	2,281
Increase (decrease) in administrative fees	(4,983)	1,141
Increase (decrease) in other	17,364	8,774
Increase (decrease) in redemptions payable	(69,993)	39,672
Net cash provided by (used in) operating activities	446,490	76,458
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(410,141)	(66,626)
Net change in cash	36,349	9,832
Cash, at beginning of period	8,995	13,793
Cash, at end of period	$45,344	$23,625

See Accompanying Notes to Financial Statements

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2005
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

Effective January 26, 2001, the Partnership allocated substantially all of its capital to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the "Master"). With this cash, the Partnership purchased 31,509.8853 Units of the Master with a fair value of $31,509,885. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. ("the Advisor") using the Strategic Allocation Program, JWH's proprietary trading program, to invest together in one trading vehicle. Citigroup Managed Futures LLC, acts as the general partner (the "General Partner") of the Partnership. The General Partner is the managing member of the Master. Individual and pooled accounts currently managed by JWH, including the Partnership (collectively, the "Feeder Funds"), are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

As of March 31, 2005, the Partnership owned 11.2% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

The Partnership's and Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

As of March 31, 2005, all trading decisions for the Partnership are being made by the Advisor.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2005 and December 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2005
(Unaudited)

The Master's Statements of Financial Condition and Condensed Schedule of Investments at March 31, 2005 and December 31, 2004 and its Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three months ended March 31, 2005 and 2004 were:

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
(Unaudited)

	March 31, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $44,244,258 and $52,152,846 in 2005 and 2004, respectively)	$175,842,481	$200,509,589
Net unrealized appreciation on open futures positions	12,162,844	2,816,587
Unrealized appreciation on open forward contracts	11,546,634	29,891,977
	199,551,959	233,218,153
Interest receivable	416,775	311,148
	$199,968,734	$233,529,301
Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$16,360,006	$5,772,552
Accrued expenses:
Professional fees	125,552	115,552
Distribution payable	416,775	311,148
	16,902,333	6,199,252
Members' Capital:
Members' capital, 112,319.4953 and 112,131.2876 Units outstanding in 2005 and 2004, respectively	183,066,401	227,330,049
	$199,968,734	$233,529,301

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2005
(Unaudited)

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
March 31, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (8.24)%	$(15,089,531)
	Unrealized appreciation on forward contracts 4.42%	8,098,743
Total Currencies (3.82)%		(6,990,788)

Energy 5.82%	Futures contracts purchased 5.82%	10,648,917

Grains 0.14%	Futures contracts sold 0.14%	264,643

Interest Rates Non-U.S. 0.72%	Futures contracts purchased 0.72%	1,311,760
Interest Rates Non-U.S.	Futures contracts purchased 0.07%	127,612
	Futures contracts sold (0.80)%	(1,458,873)
Total Interest Rates Non-U.S. (0.73)%		(1,331,261)
Total Livestock 0.04%	Futures contracts purchased 0.04%	69,300
Metals
	Futures contracts purchased 0.03%	53,150

	Unrealized depreciation on forward contracts (0.69)%	(1,270,475)
	Unrealized appreciation on forward contracts 1.88%	3,447,891
	Total forward contracts 1.19%	2,177,416
Total Metals 1.22%		2,230,566
Softs
	Futures contracts sold (0.02)%	34,626
	Futures contracts purchased 0.89%	1,622,335
Total Softs 0.91%		1,656,961
Indices
	Futures contracts sold 0.13%	242,876
	Futures contracts purchased (0.41)%	(753,502)
Total Indices (0.28)%		(510,626)
Total Fair Value 4.02%		$7,349,472

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$57,871	0.79%
Canada	(64,188)	(0.87)
Germany	(1,398,741)	(19.03)
Japan	(414,805)	(5.64)
United Kingdom	5,226,648	71.11
United States	3,942,687	53.64
	$7,349,472	100.00%

Percentages are based on Master's capital unless otherwise indicated

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2005
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
March 31, 2005
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended March 31,

	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(24,398,686)	$22,880,670
Change in unrealized gains (losses) on open positions	(19,586,540)	(11,409,691)
Interest income	1,084,432	317,375
	(42,900,794)	11,788,354
Expenses:
Clearing fees	131,106	116,700
Other expenses	10,000	15,000
	141,106	131,700
Net income (loss)	(43,041,900)	11,656,654
Additions	15,835,292	16,896,500
Redemptions	(15,972,608)	(3,490,953)
Distribution of interest to feeder funds	(1,084,432)	(317,375)
Net increase (decrease) in Members' capital	(44,263,648)	24,744,826
Members' capital, beginning of period	227,330,049	145,076,617
Members' capital, end of period	$183,066,401	$169,821,443
Net asset value per Unit (112,319.4953 and 93,962.1391 Units outstanding at March 31, 2005 and 2004, respectively)	$1,629.87	$1,807.34
Net income (loss) per Unit of Member Interest	$(387.77)	$132.36

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2005
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
March 31, 2005
(Unaudited)

	Three Months Ended March 31,

	2005	2004
Cash flows from operating activities:
Net income (loss)	$(43,041,900)	$11,656,654
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	7,908,588	(5,307,778)
(Increase) decrease in net unrealized appreciation on open futures positions	(9,346,257)	(12,827,472)
(Increase) decrease in unrealized appreciation on open forward contracts	18,345,343	3,262,600
(Increase) decrease in interest receivable	(105,627)	(42,672)
Increase (decrease) in unrealized depreciation on open forward contracts	10,587,454	20,974,563
Accrued expenses:
Increase (decrease) in professional fees	10,000	(2,944)
Increase (decrease) in distribution payable	105,627	42,672
Net cash provided by (used in) operating activities	(15,536,772)	17,755,623
Cash flows from financing activities:
Proceeds from additions	15,835,292	16,896,500
Payments for redemptions	(15,972,608)	(3,490,953)
Distribution of interest to feeder funds	(1,084,432)	(317,375)
Net cash provided by (used in) by financing activities	(1,221,748)	13,088,172
Net change in cash	(16,758,520)	30,843,795
Unrestricted cash, at beginning of period	148,356,743	100,126,757
Unrestricted cash, at end of period	$131,598,223	$130,970,552

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2005
(Unaudited)

2.    Financial Highlights:

Changes in net asset value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,

	2005	2004
Net realized and unrealized gains (losses)*	$(651.03)	$171.27
Interest income	13.34	5.24
Expenses**	(21.32)	(23.93)
Increase (decrease) for the period	(659.01)	152.58
Net Asset Value per Redeemable Unit, beginning of period	3,130.15	2,814.20
Net Asset Value per Redeemable Unit, end of period	$2,471.14	$2,966.78

*	Includes brokerage commissions and expenses allocated from Master.

**	Excludes brokerage commissions and expenses allocated from Master.

	Three Months Ended March 31,

	2005	2004
Ratio to average net assets:***
Net investment loss before incentive fees****	(7.3)%	(9.0)%
Operating expenses	9.3%	9.7%
Incentive fees	0.0%	0.0%
Total expenses	9.3%	9.7%
Total return:
Total return before incentive fees	(21.1)%	5.4%
Incentive fees	0.0%	0.0%
Total return after incentive fees	(21.1)%	5.4%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2005
(Unaudited)

Financial Highlights of the Master:

Changes in net asset value per Unit for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,

	2005	2004
Net realized and unrealized gains (losses)*	$(397.39)	$129.06
Interest income	9.71	3.46
Expenses**	(0.09)	(0.16)
Increase (decrease) for the period	(387.77)	132.36
Distributions	(9.71)	(3.46)
Net Asset Value per Unit, beginning of period	2,027.35	1,678.44
Net Asset Value per Unit, end of period	$1,629.87	$1,807.34

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended March 31,

	2005	2004
Ratio to average net assets:***
Net investment income****	2.0%	0.5%
Operating expenses	0.3%	0.3%
Total return	(19.1)%	7.9%

***	Annualized

****	Interest income less total expenses

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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the three and twelve months ended March 31, 2004 and December 31, 2004, based on a monthly calculation, were $3,195,645 and $7,166,273, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2005 and December 31, 2004 were $7,349,472 and $26,936,012, respectively. Fair values for exchange traded commodity futures and options

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2005
(Unaudited)

are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership/Master's risk of loss in the event of counterparty default is typically limited to the amounts recognized as unrealized appreciation in the statements of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership, through its investment in the Master, has credit risk and concentration risk because the sole counterparty or broker with respect to the Master's assets is CGM.

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

The majority of these instruments mature within one year of March 31, 2005. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months March 31, 2005, Partnership capital decreased 22.6% from $26,087,250 to $20,192,865. This decrease was attributable to a net loss from operations of $5,484,244 coupled with the redemptions of 162.7222 Redeemable Units of Limited Partnership Interest resulting in an outflow of $410,141. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2005, the Master's capital decreased 19.5% from $227,330,049 to $183,066,401. This decrease was attributable to net loss from operations of $43,041,900, coupled with redemptions of 8,315.6875 Units totaling $15,972,608 and the distribution of interest totaling $1,084,432 paid to the feeder funds which was partially offset by the additional sales of 8,503.8952 Units resulting in an inflow of $15,835,292. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's first quarter of 2005 the net asset value per Redeemable unit decreased 21.1% from $3,130.15 to $2,471.14 as compared to an increase of 5.4% in the first quarter of 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2005 of $5,084,143. Losses were primarily attributable to the Master's trading of commodity futures in currencies, non-U.S. interest rates, grains and metals and were partially offset by gains in livestock, U.S. interest rates, energy, softs and indices. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2004 of $1,995,713. Gains were primarily attributable to the Master's trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals and indices and were partially offset by losses in currencies, livestock, and softs.

Results for the first quarter were highlighted by difficult trading conditions in across all market sectors and resulted in effectively giving back much of the gains from the fourth quarter 2004.

First quarter performance was adversely affected by sharp trend-reversals and general choppy price patterns across a number of markets. In currency trading, the U.S. dollar, which had generated profits consistently in 2004, began to reverse its long-term decline and moved back to the low 130s in relation to the Euro. This move was particularly disruptive in January but continued through the quarter as the markets produced no identifiable direction and was the Partnership's largest overall losing position. Trading in non-U.S. interest rate contracts produced losses while favorable trends produced slightly positive results in U.S. interest rate trading. Stock indices showed strength in February sufficient to offset losses in January and March. Metals trading following patterns in the currency markets was negative for the Partnership.

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

Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 13-week U.S. Treasury Bill rate. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2005, increased by $62,764 as compared to the corresponding period in 2004. This increase is primarily the result of an increase in interest rates during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended March 31, 2005 decreased by $94,809, as compared to the corresponding period in 2004. The decrease in brokerage commissions is due to lower net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2005 decreased by $31,565, as compared to the corresponding period in 2004. The decrease in management fees is due to lower net assets during three months ended March 31, 2005 as compared to the corresponding period in 2004.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2005 decreased by $15,783, as compared to the corresponding period in 2004. The decrease in administrative fees is due to lower net assets during the three months ended March 31, 2005 as compared to the corresponding period in 2004.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2005 or 2004.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2005 and the highest, lowest and average values at any point during the three months ended March 31, 2005. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2005, the Master's total capitalization was $183,066,401. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

March 31, 2005
(Unaudited)

			Three Months Ended March 31, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC	$11,670,056	6.37%	$17,193,806	$5,639,316	$8,585,012
Energy	9,517,110	5.20%	9,753,735	2,920,371	7,897,822
Grains	636,600	0.36%	647,750	311,225	498,258
Interest Rates U.S.	2,373,400	1.30%	2,373,400	423,320	1,409,241
Interest Rates Non -U.S.	4,984,328	2.72%	8,280,125	2,995,673	4,934,541
Livestock	151,200	0.08%	151,200	136,500	142,100
Metals
– Exchange Traded Contracts	1,588,500	0.87%	1,747,000	589,500	1,384,833
– OTC	2,255,608	1.23%	2,260,564	1,462,922	2,126,701
Softs	1,580,442	0.86%	1,580,442	1,011,404	1,387,158
Indices	4,526,107	2.47%	4,526,107	3,441,550	3,996,640
Total	$39,283,351	21.46%

*	Average of month-end Values at Risk

Item 4.    Controls and Procedures

Based on their evaluation of the Partnership's disclosure controls and procedures as of March 31, 2005, the President and Chief Financial Officer of the General Partner have concluded that such controls and procedures are effective.

During the Partnership's last fiscal quarter, no changes occurred in the Partnership's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3 "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Enron Corp.

In April 2005, Citigroup, along with other financial institution defendants, reached an agreement-in-principle to settle four state-court actions brought by various investment funds, which were not previously consolidated or coordinated with the NEWBY action. The four cases are OCM OPPORTUNITIES FUND III, L.P., et al. v. CITIGROUP INC., et al.; PACIFIC INVESTMENT MANAGEMENT CO. LLC, et al. v. CITIGROUP INC., et al.; AUSA LIFE INSURANCE v. CITIGROUP INC., et al. and PRINCIPAL GLOBAL INVESTORS v. CITIGROUP INC., et al. The amounts to be paid in settlement of these actions are covered by existing litigation reserves.

Dynegy Inc.

The court had previously denied lead plaintiff's motion for leave to amend; no appeal was yet timely while the remainder of the case remained pending. On April 15, 2005, as part of a global settlement involving all defendants, Citigroup entered into a memorandum of understanding to settle this case. The amount to be paid in settlement is covered by existing litigation reserves.

WorldCom, Inc.

The District Court approved the settlement of the IN RE TARGETS SECURITIES LITIGATION on April 22, 2005.

Global Crossing

The plaintiffs and the Citigroup Related Defendants have entered into a definitive settlement agreement in the IN RE GLOBAL CROSSING, LTD SECURITIES LITIGATION; the settlement was preliminarily approved by the Court on March 8, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

Research

Two putative class actions against CGMI asserting common law claims on behalf of CGMI customers in connection with published investment research have been dismissed by United States District Courts, the dismissals of which were affirmed by the United States Court of Appeals for the Third and Ninth Circuits, respectively. Plaintiffs in the Ninth Circuit case have sought review by the United States Supreme Court; their petition for a writ of certiorari, which CGMI opposed, is pending before that court.

Mutual Funds

CGMHI entered into a settlement with the SEC with respect to revenue sharing and sales of classes of funds.

Investigations of Euro Zone Government Bonds Trade

The German prosecutors have declined to take any actions against the employees in connection with this matter.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	42.0000	$2,648.55	N/A	N/A
February 1, 2005 - February 28, 2005	26.0000	$2,493.46	N/A	N/A
March 31, 2005 - March 31, 2005	94.7222	$2,471.14	N/A	N/A
Total	162.7222	$2,537.72	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information — None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2004.

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

SHEARSON MID-WEST FUTURES FUND

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 16, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 16, 2005