Form 10-Q
period 2005-06-30
SHEARSON MID WEST FUTURES FUND
filed 2005-08-15
CIK 924875

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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

Yes     No X

SHEARSON MID-WEST FUTURES FUND

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2005 and December 31, 2004 (unaudited)	3
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2005 and 2004 (unaudited)	4
	Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 (unaudited)	5
	Notes to Financial Statements including the Financial Statements of JWH Strategic Allocation Master Fund LLC (unaudited).	6 – 14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15 – 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 – 19
Item 4.	Controls and Procedures	20
PART II - Other Information		21

PART I

Item 1. Financial Statements

Shearson Mid-West Futures Fund
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Investment in Master, at fair value	$19,417,513	$26,615,586
Cash	46,713	8,995
	$19,464,226	$26,624,581
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions	$97,321	$133,123
Management fees	32,191	44,096
Administrative fees	16,095	22,048
Other	52,538	33,999
Redemptions payable	147,286	304,065
	345,431	537,331
Partners' Capital:
General Partner, 40.4850 Unit equivalents outstanding in 2005 and 2004	100,609	126,724
Limited Partners, 7,652.9312 and 8,293.7071 Redeemable Units of Limited Partnership Interest outstanding in 2005 and 2004, respectively	19,018,186	25,960,526
	19,118,795	26,087,250
	$19,464,226	$26,624,581

See Accompanying Notes to Financial Statements.

Shearson Mid-West Futures Fund
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income:
Realized losses on closed positions and foreign currencies from Master	$(323,877)	$(4,259,825)	$(3,112,560)	$(560,306)
Change in unrealized gains (losses) on open positions from Master	748,483	(2,357,637)	(1,546,977)	(4,061,443)
Expenses allocated from Master	(13,514)	(23,727)	(29,593)	(45,490)
	411,092	(6,641,189)	(4,689,130)	(4,667,239)
Interest income received from Master	109,882	54,827	220,515	102,696
	520,974	(6,586,362)	(4,468,615)	(4,564,543)
Expenses:
Brokerage commissions	287,300	334,739	606,254	748,532
Management fees	95,000	110,873	200,558	247,996
Administrative fees	47,499	55,437	100,278	123,999
Other expenses	17,863	8,518	35,227	18,716
	447,662	509,567	942,317	1,139,243
Net income (loss)	73,312	(7,095,929)	(5,410,932)	(5,703,786)
Redemptions—Limited Partners	(1,147,382)	(592,245)	(1,557,523)	(658,871)
Net decrease in Partners' capital	(1,074,070)	(7,688,174)	(6,968,455)	(6,362,657)
Partners' capital, beginning of period	20,192,865	27,013,938	26,087,250	25,688,421
Partners' capital, end of period	$19,118,795	$19,325,764	$19,118,795	$19,325,764
Net asset value per Redeemable Unit (7,693.4162 and 8,849.4967 Redeemable Units outstanding at June 30, 2005 and 2004, respectively)	$2,485.09	$2,183.83	$2,485.09	$2,183.83
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$13.95	$(782.95)	$(645.06)	$(630.37)

See Accompanying Notes to Financial Statements.

Shearson Mid-West Futures Fund
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$73,312	$(7,095,929)	$(5,410,932)	$(5,703,786)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in investment in Master, at fair value	1,169,801	7,411,458	7,198,073	6,036,984
Accrued expenses:
Increase (decrease) in commissions	(5,842)	(37,055)	(35,802)	(30,134)
Increase (decrease) in management fees	(1,939)	(12,289)	(11,905)	(10,008)
Increase (decrease) in administrative fees	(970)	(6,145)	(5,953)	(5,004)
Increase (decrease) in other	1,175	(300)	18,539	8,474
Net cash provided by (used in) operating activities	1,235,537	259,740	1,752,020	296,526
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(1,234,168)	(259,405)	(1,714,302)	(286,359)
Net change in cash	1,369	335	37,718	10,167
Cash, at beginning of period	45,344	23,625	8,995	13,793
Cash, at end of period	$46,713	$23,960	$46,713	$23,960

See Accompanying Notes to Financial Statements.

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2005
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

As of June 30, 2005, the Partnership owned 10.2% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

The Partnership's and Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

As of June 30, 2005, all trading decisions for the Partnership are being made by the Advisor.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2005 and December 31, 2004 and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2005
(Unaudited)

The Master's Statements of Financial Condition and Condensed Schedule of Investments at June 30, 2005 and December 31, 2004 and its Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and six months ended June 30, 2005 and 2004 were:

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
(Unaudited)

	June 30, 2005	December 31, 2004
Assets:
Equity in commodity futures trading account:
Cash (restricted $36,677,294 and $52,152,846 in 2005 and 2004, respectively)	$174,548,947	$200,509,589
Net unrealized appreciation on open futures positions	2,690,328	2,816,587
Unrealized appreciation on open forward contracts	18,967,859	29,891,977
	196,207,134	233,218,153
Interest receivable	407,648	311,148
	$196,614,782	$233,529,301
Liabilities and Members' Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$6,497,908	$5,772,552
Accrued expenses:
Professional fees	132,578	115,552
Distribution payable	407,648	311,148
	7,038,134	6,199,252
Members' Capital:
Members' capital, 113,624.4150 and 112,131.2876 Units outstanding in 2005 and 2004, respectively	189,576,648	227,330,049
	$196,614,782	$233,529,301

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2005
(Unaudited)

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
June 30, 2005
(Unaudited)

Sector	Contract	Fair Value
Currencies
	Unrealized depreciation on forward contracts (1.85)%	$(3,515,148)
	Unrealized appreciation on forward contracts 8.91%	16,896,491
Total Currencies 7.06%		13,381,343

Total Energy (1.45)%	Futures contracts purchased (1.45)%	(2,744,648)

Total Grains (0.41)%	Futures contracts purchased (0.41)%	(770,345)

Interest Rates Non-U.S. 2.51%	Futures contracts purchased 2.51%	4,757,645
Total Interest Rates U.S. 0.59%	Futures contracts purchased 0.59%	1,123,695

Total Livestock 0.06%	Futures contracts sold 0.06%	105,980
Metals
	Futures contracts sold 0.02%	28,925
	Futures contracts purchased (0.20)%	(372,600)
	Total futures contracts (0.18)%	(343,675)

	Unrealized depreciation on forward contracts (1.57)%	(2,982,760)
	Unrealized appreciation on forward contracts 1.09%	2,071,368
	Total forward contracts (0.48)%	(911,392)
Total Metals (0.66)%		(1,255,067)

Softs
	Futures contracts sold 0.22%	411,547
	Futures contracts purchased 0.04%	73,895
Total Softs 0.26%		485,442

Total Indices 0.04%	Futures contracts purchased 0.04%	76,234
Total Fair Value 8.00%		$15,160,279

Country Composition	Investments at Fair Value	% of Investments at Fair Value
Australia	$(15,055)	(0.10)%
Canada	121,948	0.80
Germany	2,694,110	17.77
Japan	1,440,214	9.50
United Kingdom	44,911	0.30
United States	10,874,151	71.73
	$15,160,279	100.00%

Percentages are based on Master's capital unless otherwise indicated.

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2005
(Unaudited)

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
December 31, 2004
(Unaudited)

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

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2005
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions and foreign currencies	$(3,198,367)	$(30,580,263)	$(27,597,053)	$(7,699,592)
Change in unrealized gains (losses) on open positions	7,810,807	(14,418,038)	(11,775,733)	(25,827,730)
Interest income	1,241,904	402,630	2,326,336	726,794
	5,854,344	(44,595,671)	(37,046,450)	(32,800,528)
Expenses:
Clearing fees	125,361	146,544	256,467	263,244
Other expenses	7,583	15,000	17,583	30,000
	132,944	161,544	274,050	293,244
Net income (loss)	5,721,400	(44,757,215)	(37,320,500)	(33,093,772)
Additions	25,704,000	20,545,500	41,539,292	37,442,000
Redemptions	(23,673,249)	(2,874,512)	(39,645,857)	(6,365,465)
Distribution of interest to feeder funds	(1,241,904)	(402,630)	(2,326,336)	(726,794)
Net increase (decrease) in Members' capital	6,510,247	(27,488,857)	(37,753,401)	(2,744,031)
Members' capital, beginning of period	183,066,401	169,821,443	227,330,049	145,076,617
Members' capital, end of period	$189,576,648	$142,332,586	$189,576,648	$142,332,586
Net asset value per Unit (113,624.4150 and 104,820.3576 Units outstanding at June 30, 2005 and 2004, respectively)	$1,668.44	$1,357.87	$1,668.44	$1,357.87
Net income (loss) per Unit of Member Interest	$49.01	$(445.46)	$(338.76)	$(313.02)

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2005
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,721,400	$(44,757,215)	$(37,320,500)	$(33,093,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	7,566,964	5,387,719	15,475,552	79,941
(Increase) decrease in net unrealized appreciation on open futures positions	9,472,516	19,573,481	126,259	6,746,009
(Increase) decrease in unrealized appreciation on open forward contracts	(7,421,225)	7,294,771	10,924,118	10,557,371
(Increase) decrease in interest receivable	9,127	(279,241)	(96,500)	(321,913)
Increase (decrease) in unrealized depreciation on open forward contracts	(9,862,098)	(12,450,213)	725,356	8,524,350
Accrued expenses:
Increase (decrease) in professional fees	7,026	12,944	17,026	10,000
Net cash provided by (used in) operating activities	5,493,710	(25,217,754)	(10,148,689)	(7,498,014)
Cash flows from financing activities:
Proceeds from additions	25,704,000	20,545,500	41,539,292	37,442,000
Payments for redemptions	(23,673,249)	(2,874,512)	(39,645,857)	(6,365,465)
Distribution of interest to feeder funds	(1,251,031)	(123,389)	(2,229,836)	(404,881)
Net cash provided by (used in) by financing activities	779,720	17,547,599	(336,401)	30,671,654
Net change in cash	6,273,430	(7,670,155)	(10,485,090)	23,173,640
Unrestricted cash, at beginning of period	131,598,223	130,970,552	148,356,743	100,126,757
Unrestricted cash, at end of period	$137,871,653	$123,300,397	$137,871,653	$123,300,397

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2005
(Unaudited)

2.    Financial Highlights:

Changes in net asset value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
Net realized and unrealized gains (losses)*	$20.34	$(769.47)	$(630.69)	$(598.20)
Interest income	13.71	6.06	27.05	11.30
Expenses**	(20.10)	(19.54)	(41.42)	(43.47)
Increase (decrease) for the period	13.95	(782.95)	(645.06)	(630.37)
Net Asset Value per Redeemable Unit, beginning of period	2,471.14	2,966.78	3,130.15	2,814.20
Net Asset Value per Redeemable Unit, end of period	$2,485.09	$2,183.83	$2,485.09	$2,183.83

*	Includes brokerage commissions and expenses allocated from Master.

**	Excludes brokerage commissions and expenses allocated from Master.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
Ratio to average net assets:***
Net investment loss before incentive fees****	(7.1)%	(8.3)%	(7.0)%	(8.8)%
Operating expenses	9.5%	9.2%	9.2%	9.6
Incentive fees	0.0%	0.0%	0.0%	0.0%
Total expenses	9.5%	9.2%	9.2%	9.6%
Total return:
Total return before incentive fees	0.6%	(26.4)%	(20.6)%	(22.4)%
Incentive fees	0.0%	0.0%	0.0%	0.0%
Total return after incentive fees	0.6%	(26.4)%	(20.6)%	(22.4)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2005
(Unaudited)

Financial Highlights of the Master:

Changes in net asset value per Unit for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
Net realized and unrealized gains (losses)*	$38.64	$(449.32)	$(358.75)	$(320.26)
Interest income	10.44	4.01	20.15	7.55
Expenses**	(0.07)	(0.15)	(0.16)	(0.31)
Increase (decrease) for the period	49.01	(445.46)	(338.76)	(313.02)
Distributions	(10.44)	(4.01)	(20.15)	(7.55)
Net Asset Value per Unit, beginning of period	1,629.87	1,807.34	2,027.35	1,678.44
Net Asset Value per Unit, end of period	$1,668.44	$1,357.87	$1,668.44	$1,357.87

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004
Ratio to average net assets:***
Net investment income****	2.4%	0.6%	2.2%	0.5%
Operating expenses	0.3%	0.4%	0.3%	0.4%
Total return	3.0%	(24.7)%	(16.7)%	(18.7)%

***	Annualized

****	Interest income less total expenses

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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2005 and December 31, 2004, based on a monthly calculation, were $3,882,747 and $7,166,273, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2005 and December 31, 2004 were $15,160,279 and

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2005
(Unaudited)

$26,936,012, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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

The majority of these instruments mature within one year of June 30, 2005. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2005.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months June 30, 2005, Partnership capital decreased 26.7% from $26,087,250 to $19,118,795. This decrease was attributable to a net loss from operations of $5,410,932 coupled with the redemptions of 640.7759 Redeemable Units of Limited Partnership Interest resulting in an outflow of $1,557,523. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2005, the Master's capital decreased 16.6% from $227,330,049 to $189,576,648. This decrease was attributable to net loss from operations of $37,320,500, coupled with redemptions of 23,106.3151 Units totaling $39,645,857 and the distribution of interest totaling $2,326,336 paid to the feeder funds which was partially offset by the additional sales of 24,599.4425 Units resulting in an inflow of $41,539,292. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's second quarter of 2005 the net asset value per Redeemable unit increased 0.6% from $2,471.14 to $2,485.09 as compared to a decrease of 26.4% in the second quarter of 2004. The Partnership experienced a net trading gain before brokerage commissions and related fees in the second quarter of 2005 of $424,606. Gains were primarily attributable to the Master's trading of commodity futures in currencies, U.S and non-U.S. interest rates and livestock and were partially offset by losses in grains, metals, energy, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2004 of $6,617,462. Losses were primarily attributable to the Master's trading of commodity futures in currencies, non-U.S. interest rates, metals and indices and were partially offset by gains in U.S. interest rates, energy, grains, livestock, and softs.

Trading in the second quarter of 2005 began with a continuation of the volatile and directionless markets that had characterized the first quarter. Through most of April, neither the financial nor commodity markets provided profitable trading opportunities for the Partnership's Advisor. May was a transition period as macro-economic trends emerged and continued into June providing improved trading conditions for the trend-following strategies of the Advisor.

Lower interest rates in Europe and the U.S. were the primary drivers of profitability for the quarter and had a concomitant impact on strengthening the U.S. dollar to recent highs versus the Euro, British pound and Swiss franc. Lower interest rates were favorable for the Advisor's positions as lower inflation reports, weak European markets, and improved productivity caused markets to shrug off another increase in short-term rates by the U.S. Federal Reserve Board. Trading in foreign currencies was the Partnership's most profitable sector while trading in global stock indices was unprofitable.

Offsetting a portion of these gains were losses in the commodity markets. A combination of lower inflation expectations and increased supplies disrupted prices trends across several markets. Trading in crude oil incurred the greatest losses for the month while trading in grains, base and precious metals and softs was likewise unprofitable. Despite these market conditions and losses, the Partnership managed to end the quarter up approximately 1%.

During the Partnership's six months ended June 30, 2005, the Net Asset Value per Redeemable Unit decreased 20.6% from $3,130.15 to $2,485.09 as compared to a decrease of 22.4% during the six months ended June 30, 2004. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2005 of $4,659,537. Losses were primarily attributable to the Master's trading of commodity futures in currencies, metals, grains, energy and indices and were partially offset by gains in U.S. and non-U.S. interest rates, livestock and softs. The Partnership experienced a net trading loss before brokerage commissions and related fees during the six months ended June 30, 2004 of $4,621,749. Losses were primarily attributable to the Master's trading of commodity futures in currencies, non-U.S. interest, metals and indices and were partially offset by gains in energy, grains, U.S. interest rates, livestock and softs.

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

Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 13-week U.S. Treasury Bill rate. CGM may continue to maintain the

Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2005, increased by $55,055 and $117,819, respectively, as compared to the corresponding periods in 2004. This increase is primarily the result of higher interest rates during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and six months ended June 30, 2005 decreased by $47,439 and $142,278, respectively, as compared to the corresponding periods in 2004. The decrease in brokerage commissions is due to lower net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2005 decreased by $15,873 and $47,438, respectively, as compared to the corresponding periods in 2004. The decrease in management fees is due to lower net assets during three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2005 decreased by $7,938 and $23,721, respectively, as compared to the corresponding periods in 2004. The decrease in administrative fees is due to lower net assets during the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2005 or 2004.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2005 and the highest, lowest and average values at any point during the three months ended June 30, 2005. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2005, the Master's total capitalization was $189,576,648. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

June 30, 2005
(Unaudited)

			Three Months Ended June 30, 2005
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
– OTC	$13,306,702	7.02%	$13,947,295	$6,181,557	$11,325,660
Energy	6,728,050	3.55%	9,506,700	2,066,250	6,745,893
Grains	432,175	0.23%	568,200	137,727	267,897
Interest Rates U.S.	1,980,000	1.04%	2,317,400	305,900	1,594,583
Interest Rates Non-U.S.	6,547,621	3.45%	7,295,491	5,114,692	6,769,184
Livestock	53,600	0.03%	129,600	3,200	54,933
Metals
– Exchange Traded Contracts	660,667	0.35%	1,588,500	660,667	813,722
– OTC	1,099,997	0.58%	2,427,602	840,847	1,164,413
Softs	706,368	0.37%	1,580,396	575,334	807,062
Indices	2,228,949	1.18%	4,518,109	1,793,099	2,617,503
Total	$33,744,129	17.80%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no siginificant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Item 3, "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 and under Part II, Item 1, "Legal Proceedings" in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Enron-Related Civil Actions

On June 13, 2005, Citigroup announced a settlement of the Enron class action litigation (Newby, et al. v. Enron Corp., et al.) currently pending in the United States District Court for the Southern District of Texas, Houston Division. This settlement resolves all claims against Citigroup brought on behalf of the class of purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The settlement, which involves a pre-tax payment of $2.0 billion to the settlement class, is fully covered by Citigroup's existing litigation reserves. It is subject to approval by the Board of Regents of the University of California (the lead plaintiff), the Citigroup Board and the District Court in Texas.

Mutual Funds

On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and Citigroup Global Markets completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and Citigroup Global Markets in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 - April 30, 2005	37.7730	$2,205.16	N/A	N/A
May 1, 2005 - May 31, 2005	381.0127	$2,406.22	N/A	N/A
June 31, 2005 - June 30, 2005	59.2680	$2,485.09	N/A	N/A
Total	478.0537	$2,365.49	N/A	N/A

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

Item 5.    Other Information – None

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

SHEARSON MID-WEST FUTURES FUND

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 15, 2005
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 15, 2005