Form 10-Q
period 2006-03-31
SHEARSON MID WEST FUTURES FUND
filed 2006-05-12
CIK 924875

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2006

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

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

SHEARSON MID-WEST FUTURES FUND

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2006 and December 31, 2005 (unaudited)	3
	Statements of Income and Expenses and Partners' Capital for the three months ended March 31, 2006 and 2005 (unaudited)	4
	Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)	5
	Notes to Financial Statements including the Financial Statements of JWH Strategic Allocation Master Fund LLC (unaudited).	6 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20
Item 4.	Controls and Procedures	21
PART II - Other Information		22

PART I

Item 1. Financial Statements

Shearson Mid-West Futures Fund
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Investment in Master, at fair value	$15,549,951	$17,851,693
Cash	51,045	29,376
	$15,600,996	$17,881,069
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Commissions	$78,005	$89,405
Management fees	25,776	29,585
Administrative fees	12,888	14,792
Other	57,588	40,874
Redemptions payable	562,624	76,963
	736,881	251,619
Partners' Capital:
General Partner, 40.4850 Unit equivalents outstanding in 2006 and 2005	88,034	96,095
Limited Partners, 6,795.1823 and 7,386.8474 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	14,776,081	17,533,355
	14,864,115	17,629,450
	$15,600,996	$17,881,069

See Accompanying Notes to Financial Statements.

Shearson Mid-West Futures Fund
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Realized losses on closed positions and foreign currencies allocated from Master	$(2,269,192)	$(2,788,683)
Change in unrealized gains (losses) on open positions allocated from Master	1,027,345	(2,295,460)
Expenses allocated from Master	(10,211)	(16,049)
	(1,252,058)	(5,100,192)
Interest income received from Master	138,876	110,633
	(1,113,182)	(4,989,559)
Expenses:
Brokerage commissions	238,930	318,984
Management fees	78,988	105,558
Administrative fees	39,494	52,779
Other expenses	16,714	17,364
	374,126	494,685
Net loss	(1,487,308)	(5,484,244)
Redemptions—Limited Partners	(1,278,027)	(410,141)
Net decrease in Partners' capital	(2,765,335)	(5,894,385)
Partners' capital, beginning of period	17,629,450	26,087,250
Partners' capital, end of period	$14,864,115	$20,192,865
Net asset value per Redeemable Unit (6,835.6673 and 8,171.4699 Redeemable Units outstanding at March 31, 2006 and 2005, respectively)	$2,174.49	$2,471.14
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(199.10)	$(659.01)

See Accompanying Notes to Financial Statements.

Shearson Mid-West Futures Fund
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,487,308)	$(5,484,244)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities
Proceeds from sale of investment in Partnership	1,049,685	928,049
Net unrealized appreciation (depreciation) on investment in Partnership	1,252,057	5,100,223
Accrued expenses:
Increase (decrease) in commissions	(11,400)	(29,960)
Increase (decrease) in management fees	(3,809)	(9,966)
Increase (decrease) in administrative fees	(1,904)	(4,983)
Increase (decrease) in other	16,714	17,364
Net cash provided by (used in) operating activities	814,035	516,483
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(792,366)	(480,134)
Net change in cash	21,669	36,349
Cash, at beginning of period	29,376	8,995
Cash, at end of period	$51,045	$45,344

See Accompanying Notes to Financial Statements.

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2006
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

As of March 31, 2006, the Partnership owned 10.6% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

The Partnership's and Master's commodity broker is Citigroup Global Markets Inc. ("CGM"). CGM is an affiliate of the General Partner and the Managing Member. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. ("CGMHI"), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. ("Citigroup").

As of March 31, 2006, all trading decisions for the Partnership are being made by the Advisor.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at March 31, 2006 and December 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2006
(Unaudited)

The Master's Statements of Financial Condition and Condensed Schedule of Investments at March 31, 2006 and December 31, 2005 and its Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three months ended March 31, 2006 and 2005 were:

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
(Unaudited)

	March 31, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $18,357,618 and $23,817,475 in 2006 and 2005, respectively)	$137,078,099	$163,966,877
Net unrealized appreciation on open futures positions	11,118,996	—
Unrealized appreciation on open forward contracts	4,387,247	7,440,156
	152,584,342	171,407,033
Interest receivable	509,212	485,811
	$153,093,554	$171,892,844
Liabilities and Members' Capital:
Liabilities:
Net unrealized depreciation on open futures position	$—	$3,646,687
Unrealized depreciation on open forward contracts	5,663,758	3,896,303
Accrued expenses:
Professional fees	56,449	51,440
Distribution payable	509,212	485,811
	6,229,419	8,080,241
Members' Capital:
Members' capital, 95,878.5473 and 99,442.6187 Units outstanding in 2006 and 2005, respectively	146,864,135	163,812,603
	$153,093,554	$171,892,844

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2006
(Unaudited)

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
March 31, 2006
(Unaudited)

	Fair Value	% of Members' Capital
Futures Contracts Purchased
Energy	$47,213	0.03%
Indices	1,963,026	1.34
Interest Rates Non-U.S.	(4,682)	(0.00) *
Metals	1,261,165	0.86
Softs	127,083	0.08
Total futures contracts purchased	3,393,805	2.31

Futures Contracts Sold
Energy	(27,120)	(0.02)
Grains	147,488	0.10
Interest Rates U.S.	2,784,636	1.90
Interest Rates Non-U.S.	4,706,356	3.20
Softs	113,831	0.08
Total futures contracts sold	7,725,191	5.26

Unrealized Appreciation on Forward Contracts
Currencies	1,622,657	1.11
Metals	2,764,590	1.88
Total unrealized appreciation on forward contracts	4,387,247	2.99

Unrealized Depreciation on Forward Contracts
Currencies	(4,162,201)	(2.84)
Metals	(1,501,557)	(1.02)
Total unrealized depreciation on forward contracts	(5,663,758)	(3.86)
Total Fair Value	$9,842,485	6.70%

Percentages are based on Members' capital unless otherwise indicated.

*	Due to rounding

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2006
(Unaudited)

JWH Strategic Allocation
Master Fund LLC
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Fair Value	% of Members' Capital
Futures Contracts Purchased
Energy	$(5,388,180)	(3.29)%
Grains	4,425	0.00 *
Indices	887,362	0.54
Interest Rates Non-U.S.	2,450	0.00 *
Livestock	61,790	0.04
Metals	2,121,145	1.30
Softs	1,449,421	0.89
Total futures contracts purchased	(861,587)	(0.52)

Futures Contracts Sold
Energy	(406,499)	(0.25)
Grains	(198,697)	(0.12)
Interest Rates U.S.	(553,540)	(0.34)
Interest Rates Non-U.S.	(925,603)	(0.56)
Softs	(700,761)	(0.43)
Total futures contracts sold	(2,785,100)	(1.70)

Unrealized Appreciation on Forward Contracts
Currencies	4,917,155	3.00
Metals	2,523,001	1.54
Total unrealized appreciation on forward contracts	7,440,156	4.54

Unrealized Depreciation on Forward Contracts
Currencies	(3,172,504)	(1.94)
Metals	(723,799)	(0.44)
	(3,896,303)	(2.38)
Total Fair Value	$(102,834)	(0.06)%

Percentages are based on Members' capital unless otherwise indicated.

*	Due to rounding

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2006
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions and foreign currencies	$(21,283,278)	$(24,398,686)
Change in unrealized gains (losses) on open positions	9,945,319	(19,586,540)
Interest Income	1,474,109	1,084,432
	(9,863,850)	(42,900,794)

Expenses:
Clearing fees	90,691	131,106
Other expenses	5,009	10,000
	95,700	141,106
Net loss	(9,959,550)	(43,041,900)
Additions	3,172,857	15,835,292
Redemptions	(8,687,666)	(15,972,608)
Distribution of Interest to feeder funds	(1,474,109)	(1,084,432)

Net decrease in Members' capital	(16,948,468)	(44,263,648)
Members' capital, beginning of period	163,812,603	227,330,049
Members' capital, end of period	$146,864,135	$183,066,401
Net asset value per Unit (95,878.5473 and 112,319.4953 Units outstanding in March 31, 2006 and 2005, respectively)	$1,531.77	$1,629.87
Net loss per Unit of Member Interest	$(100.42)	$(387.77)

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2006
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,959,550)	$(43,041,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	5,459,857	7,908,588
(Increase) decrease in net unrealized appreciation on open futures positions	(11,118,996)	(9,346,257)
(Increase) decrease in unrealized appreciation on open forward contracts	3,052,909	18,345,343
(Increase) decrease in interest receivable	(23,401)	(105,627)
Increase (decrease) in net unrealized depreciation on open futures positions	(3,646,687)	—
Increase (decrease) in unrealized depreciation on open forward contracts	1,767,455	10,587,454
Accrued expenses:
Increase (decrease) in professional fees	5,009	10,000
Net cash provided by (used in) operating activities	(14,463,404)	(15,642,399)
Cash flows from financing activities:
Proceeds from additions	3,172,857	15,835,292
Payments for redemptions	(8,687,666)	(15,972,608)
Distribution of interest to feeder funds	(1,450,708)	(978,805)
Net cash provided by (used in) by financing activities	(6,965,517)	(1,116,121)
Net change in cash	(21,428,921)	(16,758,520)
Unrestricted cash, at beginning of period	140,149,402	148,356,743
Unrestricted cash, at end of period	$118,720,481	$131,598,223

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2006
(Unaudited)

2.    Financial Highlights:

Changes in net asset value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized losses*	$(199.54)	$(651.03)
Interest income	19.11	13.34
Expenses**	(18.67)	(21.32)
Decrease for the period	(199.10)	(659.01)
Net Asset Value per Redeemable Unit, beginning of period	2,373.59	3,130.15
Net Asset Value per Redeemable Unit, end of period	$2,174.49	$2,471.14

*	Includes brokerage commissions and expenses allocated from Master.

**	Excludes brokerage commissions and expenses allocated from Master.

	Three Months Ended March 31,
	2006	2005
Ratio to average net assets:***
Net investment loss before incentive fees****	(6.0)%	(7.3)%
Operating expenses	9.5%	9.3%
Incentive fees	—%	—%
Total expenses	9.5%	9.3%
Total return:
Total return before incentive fees	(8.4)%	(21.1)%
Incentive fees	—%	—%
Total return after incentive fees	(8.4)%	(21.1)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2006
(Unaudited)

Financial Highlights of the Master:

Changes in net asset value per Unit for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
	2006	2005
Net realized and unrealized losses*	$(115.48)	$(397.39)
Interest income	15.12	9.71
Expenses**	(0.06)	(0.09)
Decrease for the period	(100.42)	(387.77)
Distributions	(15.12)	(9.71)
Net Asset Value per Unit, beginning of period	1,647.31	2,027.35
Net Asset Value per Unit, end of period	$1,531.77	$1,629.87

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended March 31,
	2006	2005
Ratio to average net assets:***
Net investment income****	3.7%	2.0%
Operating expenses	0.3%	0.3%
Total return	(6.1)%	(19.1)%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Shearson Mid-West Futures Fund
Notes to Financial Statements
March 31, 2006
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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the three and twelve months ended March 31, 2006 and December 31, 2005, based on a monthly calculation, were $2,354,413 and $9,833,608, respectively. The fair values of these commodity interests, including options thereon, if applicable, at March 31, 2006 and December 31, 2005 were $9,842,485 and ($102,834), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

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
March 31, 2006
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

The majority of these instruments mature within one year of March 31, 2006. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, Partnership capital decreased 15.7% from $17,629,450 to $14,864,115. This decrease was attributable to a net loss from operations of $1,487,308 coupled with the redemptions of 591.6651 Redeemable Units of Limited Partnership Interest resulting in an outflow of $1,278.027. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2006, the Master's capital decreased 10.3% from $163,812,603 to $146,864,135. This decrease was attributable to a net loss from operations of $9,959,550, coupled with redemptions of 5,575.2111 Units totaling $8,687,666 and the distribution of interest totaling $1,474,109 paid to the feeder funds which was partially offset by the additional sales of 2,011.1397 Units resulting in an inflow of $3,172,857. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership's first quarter of 2006 the net asset value per Redeemable Unit decreased 8.4% from $2,373.59 to $2,174.49 as compared to a decrease of 21.1% in the first quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees allocated from the Master in the first quarter of 2006 of $1,241,847. Losses were primarily attributable to the Master's trading of commodity futures in energy, grains, currencies and livestock and were partially offset by gains in metals, softs, indices, U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees allocated from the Master in the first quarter of 2005 of $5,084,143. Losses were primarily attributable to the Master's trading of commodity futures in currencies, grains, non-U.S. interest rates and metals and were partially offset by gains in energy, U.S. interest rates, indices, livestock and softs.

The main drivers of performance in the first quarter of 2006 were volatile currency and energy markets which incurred substantial losses for the Partnership. Offsetting a portion of these losses were gains in metals, stock index and interest rate trading.

The U.S. dollar remained in a trading pattern for most of the quarter with its value versus both the euro and yen rising and falling within a range that resulted in losses for the Partnership's Advisor whose trading systems tend to be longer term in nature. Energy trading was likewise unprofitable with the losses in all sectors of the market.

Global political instability, rising energy prices and global interest rates fueled precious metals, notably gold and silver to over 20 year highs. Base metal, particularly copper and zinc, also reached prices not seen in over 25 years, also contributed positively. Rising commodity prices led to higher interest rates in the U.S., Europe and Asia, producing profits for the Advisor for the quarter. Counterintuitive to traditional market reaction to higher interest rates, global stock markets advanced as corporate earnings reports for full year 2005 met or exceeded expectations and consumer spending remained high despite increased energy prices and interest rates. The Partnership's Advisor was properly positioned to take advantage of these trends.

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

Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 13-week U.S. Treasury Bill rate. CGM may continue to maintain the Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three months ended March 31, 2006, increased by $28,243, as compared to the corresponding period in 2005. This increase is primarily the result of higher interest rates during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Commissions and fees for the three months ended March 31, 2006 decreased by $80,054 as compared to the corresponding period in 2005. The decrease in brokerage commissions is due to lower average net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three months ended March 31, 2006 decreased by $26,570 as compared to the corresponding period in 2005. The decrease in management fees is due to lower average net assets during three months ended March 31, 2006 as compared to the corresponding period in 2005.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three months ended March 31, 2006 decreased by $13,285 as compared to the corresponding period in 2005. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three months ended March 31, 2006 or 2005.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of March 31, 2006 and the highest, lowest and average values at any point during the three months ended March 31, 2006. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of March 31, 2006, the Master's total capitalization was $146,864,135. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

March 31, 2006
(Unaudited)

			Three Months Ended March 31, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$5,349,653	3.64%	$17,193,806	$4,596,484	$6,689,383
Energy	1,257,300	0.86%	9,753,735	360,000	1,737,033
Grains	132,000	0.09%	647,750	79,537	155,306
Indices	1,908,514	1.30%	4,526,107	1,467,140	2,218,620
Interest Rates U.S.	1,707,700	1.16%	2,373,400	104,793	1,135,973
Interest Rates Non-U.S.	5,025,161	3.42%	8,280,125	1,855,853	3,234,159
Metals
– Exchange Traded Contracts	893,250	0.61%	1,747,000	283,000	860,833
– OTC Contracts	206,850	0.14%	2,260,564	203,900	403,966
Softs	608,375	0.41%	1,580,442	390,335	510,842
Total	$17,088,803	11.63%

*	Average of month-end Values at Risk.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3, "Legal Proceedings" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

WorldCom, Inc.

In March 2006, the class action settlement in IN RE WORLDCOM, INC. SECURITIES LITIGATION became final, and the settlement amount was paid pursuant to the terms of the settlement agreement.

Research

On March 29, 2006, the court preliminarily approved Citigroup's settlement of IN RE SALOMON ANALYST AT&T LITIGATION. A final hearing on the settlement is scheduled for August 11, 2006.

IPO Antitrust Litigation

The underwriter defendants' motion in the Second Circuit to stay the issuance of the mandate remanding the cases to the district court pending the filing of a petition for writ of certiorari to the United States Supreme Court was granted on March 9, 2006, after the writ of certiorari was filed on March 8, 2006.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 - January 31, 2006	142.2447	$2,265.71	N/A	N/A
February 1, 2006 - February 28, 2006	190.6820	$2,061.64	N/A	N/A
March 1, 2006 - March 31, 2006	258.7384	$2,174.49	N/A	N/A
Total	591.6651	$2,167.28	N/A	N/A

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

Item 3.    Defaults Upon Senior Securities – None

Item 4.    Submission of Matters to a Vote of Security Holders – None

Item 5.    Other Information – None

Item 6.    Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Partnership's Annual Report on Form 10-K for the period ended December 31, 2005.

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

SHEARSON MID-WEST FUTURES FUND

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	May 12, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	May 12, 2006