Form 10-Q
period 2006-06-30
SHEARSON MID WEST FUTURES FUND
filed 2006-08-14
CIK 924875

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2006

Commission File Number 000-24280

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

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No X

SHEARSON MID-WEST FUTURES FUND

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2006 and December 31, 2005 (unaudited)	3
	Statements of Income and Expenses and Partners' Capital for the three and six months ended June 30, 2006 and 2005 (unaudited)	4
	Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 (unaudited)	5
	Notes to Financial Statements including the Financial Statements of JWH Strategic Allocation Master Fund LLC (unaudited).	6 – 15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20
Item 4.	Controls and Procedures	21
PART II - Other Information		22

PART I

Item 1. Financial Statements

Shearson Mid-West Futures Fund
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Investment in Master, at fair value	$14,317,127	$17,851,693
Cash	46,996	29,376
	$14,364,123	$17,881,069
Liabilities and Partners' Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$71,821	$89,405
Management fees	23,731	29,585
Administrative fees	11,866	14,792
Other	53,539	40,874
Redemptions payable	35,964	76,963
	196,921	251,619
Partners' Capital:
General Partner, 40.4850 Unit equivalents outstanding in 2006 and 2005	85,648	96,095
Limited Partners, 6,656.1924 and 7,386.8474 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	14,081,554	17,533,355
	14,167,202	17,629,450
	$14,364,123	$17,881,069

See accompanying Notes to Financial Statements.

Shearson Mid-West Futures Fund
Statements of Income and Expenses and Partners' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Realized gains (losses) on closed positions and foreign currencies allocated from Master	$1,464,313	$(323,877)	$(804,879)	$(3,112,560)
Change in unrealized gains (losses) on open positions allocated from Master	(1,597,018)	748,483	(569,673)	(1,546,977)
Expenses allocated from Master	(6,413)	(13,514)	(16,624)	(29,593)
Interest income received from Master	146,155	109,882	285,031	220,515
	7,037	520,974	(1,106,145)	(4,468,615)
Expenses:
Brokerage commissions	237,381	287,300	476,311	606,254
Management fees	78,418	95,000	157,406	200,558
Administrative fees	39,209	47,499	78,703	100,278
Other	19,631	17,863	36,345	35,227
	374,639	447,662	748,765	942,317
Net income (loss)	(367,602)	73,312	(1,854,910)	(5,410,932)
Redemptions—Limited Partners	(329,311)	(1,147,382)	(1,607,338)	(1,557,523)
Net decrease in Partners' Capital	(696,913)	(1,074,070)	(3,462,248)	(6,968,455)
Partners' Capital, beginning of period	14,864,115	20,192,865	17,629,450	26,087,250
Partners' Capital, end of period	$14,167,202	$19,118,795	$14,167,202	$19,118,795
Net asset value per Redeemable Unit (6,696.6774 and 7,693.4162 Redeemable Units outstanding at June 30, 2006 and 2005, respectively)	$2,115.56	$2,485.09	2,115.56	$2,485.09
Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(58.93)	$13.95	$(258.03)	$(645.06)

See accompanying Notes to Financial Statements.

Shearson Mid-West Futures Fund
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$(367,602)	$73,312	$(1,854,910)	$(5,410,932)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities
Proceeds from sale of investment in Partnership	1,093,704	1,580,893	2,143,389	2,508,942
Net unrealized appreciation (depreciation) on investment in Partnership	139,120	(411,092)	1,391,177	4,689,131
Accrued expenses:
Increase (decrease) in brokerage commissions	(6,184)	(5,842)	(17,584)	(35,802)
Increase (decrease) in management fees	(2,045)	(1,939)	(5,854)	(11,905)
Increase (decrease) in administrative fees	(1,022)	(970)	(2,926)	(5,953)
Increase (decrease) in other	(4,049)	1,175	12,665	18,539
Net cash provided by (used in) operating activities	851,922	1,235,537	1,665,957	1,752,020
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(855,971)	(1,234,168)	(1,648,337)	(1,714,302)
Net change in cash	(4,049)	1,369	17,620	37,718
Cash, at beginning of period	51,045	45,344	29,376	8,995
Cash, at end of period	$46,996	$46,713	$46,996	$46,713

See accompanying Notes to Financial Statements.

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2006
(Unaudited)

1.    General:

Shearson Mid-West Futures Fund (the ‘‘Partnership’’) is a limited partnership which was organized on August 21, 1991 under the partnership laws of the State of New York to engage directly or indirectly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Partnership commenced trading on December 2, 1991. From December 2, 1991 to January 25, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests.

Effective January 26, 2001, the Partnership allocated substantially all of its capital to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the ‘‘Master’’). With this cash, the Partnership purchased 31,509.8853 Units of the Master with a fair value of $31,509,885. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (‘‘the Advisor’’) using the Strategic Allocation Program, JWH's proprietary trading program, to invest together in one trading vehicle. Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The General Partner is the managing member (the ‘‘Managing Member’’) of the Master. Individual and pooled accounts currently managed by JWH, including the Partnership are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

As of June 30, 2006, the Partnership owned 10.8% of the Master. It is the Partnership's intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master's Statements of Financial Condition, Statements of Income and Expenses and Members' Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

The Partnership's and Master's commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner and the Managing Member. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

As of June 30, 2006, all trading decisions for the Partnership are being made by the Advisor.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at June 30, 2006 and December 31, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2006
(Unaudited)

The Master's Statements of Financial Condition and Condensed Schedule of Investments at June 30, 2006 and December 31, 2005 and its Statements of Income and Expenses and Members' Capital and Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005 were:

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
(Unaudited)

	June 30, 2006	December 31, 2005
Assets:
Equity in commodity futures trading account:
Cash (restricted $12,218,853 and $23,817,475 in 2006 and 2005, respectively)	$136,134,469	$163,966,877
Unrealized appreciation on open forward contracts	1,573,003	7,440,156
	137,707,472	171,407,033
Interest receivable	495,054	485,811
	$138,202,526	$171,892,844
Liabilities and Members' Capital:
Liabilities:
Net unrealized depreciation on open futures position	$1,341,127	$3,646,687
Unrealized depreciation on open forward contracts	4,739,275	3,896,303
Accrued expenses:
Other	47,688	51,440
Distribution payable	495,054	485,811
	6,623,144	8,080,241
Members' Capital:
Members' Capital, 87,017.9709 and 99,442.6187 Units outstanding in 2006 and 2005, respectively	131,579,382	163,812,603
	$138,202,526	$171,892,844

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2006
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Condensed Schedule of Investments
June 30, 2006
(Unaudited)

	Fair Value	% of Members' Capital
Futures Contracts Purchased
Energy	$136,015	0.10%
Grains	21,390	0.02
Interest Rates Non-U.S.	(433,891)	(0.33)
Softs	7,525	0.00 *
Total futures contracts purchased	(268,961)	(0.21)
Futures Contracts Sold
Energy	234,240	0.18
Grains	(153,225)	(0.12)
Indices	(589,742)	(0.45)
Interest Rates U.S.	(83,285)	(0.06)
Interest Rates Non-U.S.	(88,091)	(0.07)
Metals	(241,405)	(0.18)
Softs	(150,658)	(0.12)
Total futures contracts sold	(1,072,166)	(0.82)
Unrealized Appreciation on Forward Contracts
Currencies	1,287,670	0.98
Metals	285,333	0.22
Total unrealized appreciation on forward contracts	1,573,003	1.20
Unrealized Depreciation on Forward Contracts
Currencies	(4,148,677)	(3.15)
Metals	(590,598)	(0.45)
Total unrealized depreciation on forward contracts	(4,739,275)	(3.60)
Total Fair Value	$(4,507,399)	(3.43)%

Percentages are based on Members' Capital unless otherwise indicated.

*	Due to rounding

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2006
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Condensed Schedule of Investments
December 31, 2005
(Unaudited)

	Fair Value	% of Members' Capital
Futures Contracts Purchased
Energy	$(5,388,180)	(3.29)%
Grains	4,425	0.00 *
Indices	887,362	0.54
Interest Rates Non-U.S.	2,450	0.00 *
Livestock	61,790	0.04
Metals	2,121,145	1.30
Softs	1,449,421	0.89
Total futures contracts purchased	(861,587)	(0.52)

Futures Contracts Sold
Energy	(406,499)	(0.25)
Grains	(198,697)	(0.12)
Interest Rates U.S.	(553,540)	(0.34)
Interest Rates Non-U.S.	(925,603)	(0.56)
Softs	(700,761)	(0.43)
Total futures contracts sold	(2,785,100)	(1.70)

Unrealized Appreciation on Forward Contracts
Currencies	4,917,155	3.00
Metals	2,523,001	1.54
Total unrealized appreciation on forward contracts	7,440,156	4.54

Unrealized Depreciation on Forward Contracts
Currencies	(3,172,504)	(1.94)
Metals	(723,799)	(0.44)
Total unrealized depreciation on forward contracts	(3,896,303)	(2.38)
Total Fair Value	$(102,834)	(0.06)%

Percentages are based on Members' Capital unless otherwise indicated.

*	Due to rounding

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2006
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses and Members' Capital
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$14,041,347	$(3,198,367)	$(7,241,931)	$(27,597,053)
Change in unrealized gains (losses) on open positions	(14,349,884)	7,810,807	(4,404,565)	(11,775,733)
Interest income	1,568,637	1,241,904	3,042,746	2,326,336
	1,260,100	5,854,344	(8,603,750)	(37,046,450)

Expenses:
Clearing fees	58,886	125,361	149,577	256,467
Other	1,433	7,583	6,442	17,583
	60,319	132,944	156,019	274,050
Net income (loss)	1,199,781	5,721,400	(8,759,769)	(37,320,500)
Additions	1,455,000	25,704,000	4,627,857	41,539,292
Redemptions	(16,370,897)	(23,673,249)	(25,058,563)	(39,645,857)
Distribution of interest to feeder funds	(1,568,637)	(1,241,904)	(3,042,746)	(2,326,336)

Net increase (decrease) in Members' Capital	(15,284,753)	6,510,247	(32,233,221)	(37,753,401)
Members' Capital, beginning of period	146,864,135	183,066,401	163,812,603	227,330,049
Members' Capital, end of period	$131,579,382	$189,576,648	$131,579,382	$189,576,648
Net asset value per Unit (87,017.9709 and 113,624.4150 Units outstanding in June 30, 2006 and 2005, respectively)	$1,512.09	$1,668.44	$1,512.09	$1,668.44
Net income (loss) per Unit of Member Interest	$(2.39)*	$49.01	$(102.81)	$(338.76)

*	The amount shown per Unit does not correspond with the net income presented above because of the timing of additions/redemptions of the Master's Units in relation to the fluctuating values of the Master's commodity interest.

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2006
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,199,781	$5,721,400	$(8,759,769)	$(37,320,500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	6,138,765	7,566,964	11,598,622	15,475,552
(Increase) decrease in net unrealized appreciation on open futures positions	11,118,996	9,472,516	—	126,259
(Increase) decrease in unrealized appreciation on open forward contracts	2,814,244	(7,421,225)	5,867,153	10,924,118
(Increase) decrease in interest receivable	14,158	9,127	(9,243)	(96,500)
Increase (decrease) in net unrealized depreciation on open futures positions	1,341,127	—	(2,305,560)	—
Increase (decrease) in unrealized depreciation on open forward contracts	(924,483)	(9,862,098)	842,972	725,356
Accrued expenses:
Increase (decrease) in other	(8,761)	7,026	(3,752)	17,026
Net cash provided by (used in) operating activities	21,693,827	5,493,710	7,230,423	(10,148,689)
Cash flows from financing activities:
Proceeds from additions	1,455,000	25,704,000	4,627,857	41,539,292
Payments for redemptions	(16,370,897)	(23,673,249)	(25,058,563)	(39,645,857)
Distribution of interest to feeder funds	(1,582,795)	(1,251,031)	(3,033,503)	(2,229,836)
Net cash provided by (used in) by financing activities	(16,498,692)	779,720	(23,464,209)	(336,401)
Net change in cash	5,195,135	6,273,430	(16,233,786)	(10,485,090)
Unrestricted cash, at beginning of period	118,720,481	131,598,223	140,149,402	148,356,743
Unrestricted cash, at end of period	$123,915,616	$137,871,653	$123,915,616	$137,871,653

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2006
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(60.23)	$20.34	$(259.77)	$(630.69)
Interest income	21.57	13.71	40.68	27.05
Expenses**	(20.27)	(20.10)	(38.94)	(41.42)
Increase (decrease) for the period	(58.93)	13.95	(258.03)	(645.06)
Net Asset Value per Redeemable Unit, beginning of period	2,174.49	2,471.14	2,373.59	3,130.15
Net Asset Value per Redeemable Unit, end of period	$2,115.56	$2,485.09	$2,115.56	$2,485.09

*	Includes brokerage commissions and expenses allocated from Master.

**	Excludes brokerage commissions and expenses allocated from Master.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratio to average net assets:***
Net investment loss before incentive fees****	(6.0)%	(7.1)%	(5.9)%	(7.0)%
Operating expenses	9.8%	9.5%	9.6%	9.2
Incentive fees	—%	—%	—%	—%
Total expenses	9.8%	9.5%	9.6%	9.2%
Total return:
Total return before incentive fees	(2.7)%	0.6%	(10.9)%	(20.6)%
Incentive fees	—%	—%	—%	—%
Total return after incentive fees	(2.7)%	0.6%	(10.9)%	(20.6)%

***	Annualized (other than incentive fees)

****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners' share of income, expenses and average net assets.

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2006
(Unaudited)

Financial Highlights of the Master:

Changes in Net Asset Value per Unit for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized and unrealized gains (losses)*	$(19.67)	$38.64	$(135.15)	$(358.75)
Interest income	17.29	10.44	32.41	20.15
Expenses**	(0.01)	(0.07)	(0.07)	(0.16)
Increase (decrease) for the period	(2.39)	49.01	(102.81)	(338.76)
Distributions	(17.29)	(10.44)	(32.41)	(20.15)
Net Asset Value per Unit, beginning of period	1,531.77	1,629.87	1,647.31	2,027.35
Net Asset Value per Unit, end of period	$1,512.09	$1,668.44	$1,512.09	$1,668.44

*	Includes clearing fees.

**	Excludes clearing fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Ratio to average net assets:***
Net investment income****	4.1%	2.4%	3.9%	2.2%
Operating expenses	0.2%	0.3%	0.2%	0.3%
Total return	(0.2)%	3.0%	(6.2)%	(16.7)%

***	Annualized

****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Shearson Mid-West Futures Fund
Notes to Financial Statements
June 30, 2006
(Unaudited)

3.    Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests the majority of its assets through a ‘‘master fund/feeder fund’’ structure. The results of the Partnership's investment in the Master are shown in the statements of income and expenses and partners' capital and are discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The respective Customer Agreements between the Partnership and CGM and the Master and CGM give the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the six and twelve months ended June 30, 2006 and December 31, 2005, based on a monthly calculation, were $5,814,932 and $9,833,608, respectively. The fair values of these commodity interests, including options thereon, if applicable, at June 30, 2006 and December 31, 2005 were $(4,507,399) and ($102,834), respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on calculations approved by the General Partner.

4.    Financial Instrument Risks:

In the normal course of its business, the Partnership, through the Partnership's investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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
June 30, 2006
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

The majority of these instruments mature within one year of June 30, 2006. However, due to the nature of the Partnership's/Master's business, these instruments may not be held to maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its investments in commodity futures and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2006.

The Partnership's capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, Partnership capital decreased 19.6% from $17,629,450 to $14,167,202. This decrease was attributable to a net loss from operations of $1,854,910 coupled with the redemptions of 730.6550 Redeemable Units of Limited Partnership Interest resulting in an outflow of $1,607,338. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master's capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2006, the Master's capital decreased 19.7% from $163,812,603 to $131,579,382. This decrease was attributable to a net loss from operations of $8,759,769, coupled with redemptions of 15,374.5912 Units totaling $25,058,563 and the distribution of interest totaling $3,042,746 paid to the feeder funds which was partially offset by the additional sales of 2,949.9434 Units resulting in an inflow of $4,627,857. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master's net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the date of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts of the Master are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and partners' capital.

Results of Operations

During the Partnership's second quarter of 2006 the Net Asset Value per Redeemable Unit decreased 2.7% from $2,174.49 to $2,115.56 as compared to a increase of 0.6% in the second quarter of 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees allocated from the Master in the second quarter of 2006 of $132,705. Losses were primarily attributable to the Master's trading of commodity futures in grains, currencies, softs and indices and were partially offset by gains in energy, metals, U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees allocated from the Master in the second quarter of 2005 of $424,606. Gains were primarily attributable to the Master's trading of commodity futures in currencies, U.S. and non-U.S. interest rates and livestock and were partially offset by losses in grains, metals, energy, indices and softs.

The second quarter of 2006 was challenging for the Partnership's Advisor as both financial and commodity markets entered a highly volatile period. Gains earned in interest rate, energy and metals trading were offset by losses in currency, agricultural and stock index trading.

Energy trading was profitable as long positions were helped by rising petroleum prices supported by continuing geopolitical disturbance and short positions benefited from deteriorating fundamentals in natural gas. Trends in the metal sector extended from the first quarter and remained strong for the first half of the second quarter. The substantial gains accumulated from record gold, silver and base metal price trends were more than enough to cover losses during the metals correction in May.

Trading in U.S. and global fixed income markets was profitable as central banks continued to raise global rates to combat inflation pressure and Advisor's positions were able to take advantage of these trends.

The lack of direction in the currency sector was a result of speculation relating to U.S. interest rate policy coupled with global inflation concerns. Losses in the equity sector were attributable to a global economic slowdown as most of the major equity indices experienced a material correction in May after reaching multi-year highs. Sharp price reversals in grains and softs translated into losses as alternating meteorological conditions between drought and rainfall contributed to irregular price developments.

During the Partnership's six months ended June 30, 2006, the Net Asset Value per Redeemable Unit decreased 10.9% from $2,373.59 to $2,115.56 as compared to a decrease of 20.6% during the six months ended June 30, 2005. The Partnership experienced a net trading loss before brokerage commissions and related fees allocated from the Master during the six months ended June 30, 2006 of $1,374,552. Losses were primarily attributable to the Master's trading of commodity futures in currencies, energy, grains and livestock and were partially offset by gains in U.S. and non-U.S. interest rates, metals, softs and indices. The Partnership experience a net trading loss before brokerage commissions and related fees allocated from the Master during the six months ended June 30, 2005 of $4,659,537. Losses were primarily attributable to the Master's trading of commodity futures in currencies, metals, grains, energy and indices and were partially offset by gains in U.S. and non-U.S. interest rates, livestock and softs.

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

Interest income on 80% of the Partnership's average daily equity, allocated to it by the Master, was earned at the monthly average 13-week U.S. Treasury Bill rate. CGM may continue to maintain the

Master's assets in cash and/or place all of the Master's assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and six months ended June 30, 2006, increased by $36,273 and $64,516, respectively, as compared to the corresponding periods in 2005. This increase is primarily the result of higher interest rates during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Brokerage commissions are calculated on the Partnership's adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Commissions and fees for the three and six months ended June 30, 2006 decreased by $49,919 and $129,943, respectively, as compared to the corresponding periods in 2005. The decrease in brokerage commissions is due to lower average net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Management fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and six months ended June 30, 2006 decreased by $16,582 and $43,152, respectively, as compared to the corresponding periods in 2005. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership's net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and six months ended June 30, 2006 decreased by $8,290 and $21,575, respectively, as compared to the corresponding periods in 2005. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005.

Incentive fees are based on the new trading profits generated by the Advisor as defined in the advisory agreement between the Partnership, the General Partner and the Advisor. There were no incentive fees earned for the three and six months ended June 30, 2006 or 2005.

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

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master's speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master's experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master's losses in any market sector will be limited to Value at Risk or by the Master's attempts to manage its market risk.

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

The following table indicates the trading Value at Risk associated with the Master's open positions by market category as of June 30, 2006 and the highest, lowest and average values at any point during the three months ended June 30, 2006. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of June 30, 2006, the Master's total capitalization was $131,579,382. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

June 30, 2006
(Unaudited)

			Three Months Ended June 30, 2006
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average* Value at Risk
Currencies:
–OTC Contracts	$4,000,274	3.04%	$11,860,235	$3,226,776	$8,541,477
Energy	1,226,390	0.93%	1,834,000	452,790	1,363,902
Grains	177,876	0.14%	449,415	148,361	245,094
Indices	2,235,512	1.70%	2,557,090	1,489,524	2,149,314
Interest Rates U.S.	1,728,068	1.31%	2,322,608	648,135	1,926,777
Interest Rates Non-U.S.	1,842,273	1.40%	5,828,484	739,139	3,033,083
Metals
–Exchange Traded Contracts	439,425	0.33%	2,353,050	198,450	1,174,050
–OTC Contracts	127,500	0.10%	399,450	101,300	303,117
Softs	442,260	0.34%	956,805	420,805	610,285
Total	$12,219,578	9.29%

*	Average of month-end Values at Risk.

Item 4.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. There was no change in the Partnership's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3, ‘‘Legal Proceedings’’ in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 and under Part II, Item 1, ‘‘Legal Proceedings’’ in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Enron Corp.

On May 24, 2006, the District Court gave final approval to Citigroup's settlement of the securities class action (NEWBY, ET AL. V. ENRON CORP., ET AL.).

Research

On May 12, 2006, the District Court preliminarily approved the class action settlements in IN RE SALOMON ANALYST LEVEL 3 LITIGATION, IN RE SALOMON ANALYST XO LITIGATION, and IN RE SALOMON ANALYST WILLIAMS LITIGATION.

On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY.

On June 20, 2006, the District Court certified the plaintiff class in IN RE SALOMON ANALYST METROMEDIA LITIGATION.

On June 26, 2006, the United States Supreme Court granted plaintiffs' petition for a writ of certiorari, vacated the opinion of the United States Court of Appeals for the Seventh Circuit in DISHER v. CITIGROUP GLOBAL MARKETS INC., and then remanded the case to the Seventh Circuit for further proceedings in light of the Supreme Court's decision in Kircher v. Putnam Funds Trust.

Adelphia Communications Corporation

Without admitting any liability, CGMI and numerous other financial institution defendants have agreed to settle IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, subject to final court approval. On June 15, 2006, the court granted its preliminary approval of the settlement and set November 10, 2006 for a final hearing. CGMI's share of the settlement is covered by existing reserves.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 - April 30, 2006	57.8225	$2,395.82	N/A	N/A
May 1, 2006 - May 31, 2006	64.1675	$2,412.67	N/A	N/A
June 1, 2006 - June 30, 2006	16.9999	$2,115.56	N/A	N/A
	138.9899	$2,308.02	N/A	N/A

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

SHEARSON MID-WEST FUTURES FUND

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ David J. Vogel
David J. Vogel President and Director
Date:	August 14, 2006
By:	/s/ Daniel R. McAuliffe, Jr.
Daniel R. McAuliffe, Jr. Chief Financial Officer and Director
Date:	August 14, 2006