Form 10-K
period 2006-12-31
SHEARSON MID WEST FUTURES FUND
filed 2007-03-30
CIK 924875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission File Number 000-24280

SHEARSON MID-WEST FUTURES FUND

(Exact name of registrant as specified in its charter)

New York	13-3634370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue — 25th Fl.
New York, New York 10022

(Address and Zip Code of principal executive offices)

(212) 559-2011

(Registrant’s telephone number, including area code)

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

Yes  X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer          Accelerated filer          Non-accelerated filer  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $14,081,554 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2007, 4,995.5003 Limited Partnership Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.    Business.

(a)    General development of business. Shearson Mid-West Futures Fund (the ‘‘Partnership’’) is a limited partnership organized on August 21, 1991 under the partnership laws of the State of New York. The Partnership commenced trading operations on December 2, 1991. Between September 26, 1991 and December 2, 1991, 2,000 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until December 2, 1991, at which time they were turned over to the Partnership for trading. From December 2, 1991 to January 25, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Partnership has invested all of its assets in the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the ‘‘Master’’). Redemptions of Redeemable Units for the years ended December 31, 2006, 2005, and 2004 are reported in the Statements of Changes in Partners’ Capital on page F-6 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

Effective January 26, 2001, the Partnership allocated substantially all of its capital to the Master. With this cash, the Partnership purchased 31,509.8853 Units of the Master with a fair value of $31,509,885. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (‘‘JWH’’) or (the ‘‘Advisor’’) using the Strategic Allocation Program, JWH’s proprietary trading program, to invest together in one trading vehicle. The commodity interests traded by the Master are volatile and involve a high degree of market risk. Citigroup Managed Futures LLC acts as the general partner (the ‘‘General Partner’’) of the Partnership. The General Partner is the managing member (the ‘‘Managing Member’’) of the Master. Individual and pooled accounts currently managed by JWH, including the Partnership, are permitted to be also non-managing members of the Master. The General Partner and JWH believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

At December 31, 2006 and 2005 the Partnership owned 11.09% and 10.87%, respectively of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Partnership’s and Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner/Managing Member. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the also sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

The Master’s trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with CGM.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2011; if the Net Asset Value per Redeemable Unit falls below $350 per Redeemable Unit as of the end of business on any business day; or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement of the Partnership (the ‘‘Limited Partnership Agreement’’).

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

The General Partner has entered into a management agreement (the ‘‘Management Agreement’’) with the Advisor, who will make all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or CGM. The Advisor is not responsible for the organization or operation of the Partnership.

Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end adjusted Net Assets managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits allocated pro-rata by the Master, as defined in the Management Agreement.

The Partnership is obligated to pay a brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets allocated pro-rata from the Master. CGM pays a portion of its brokerage fees to its financial advisors who have sold Redeemable Units of the Partnership. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees will be borne by the Master and allocated pro-rata to the Partnership through its investment in the Master. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

CGM pays the Partnership interest on 80% of the average daily equity maintained in cash allocated pro-rata to the Partnership by the Master during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.

(b)    Financial information about segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 is set forth under ‘‘Item 6. Selected Financial Data.’’ The Partnership’s capital as of December 31, 2006 was $11,220,966.

(c)    Narrative description of business.

See Paragraphs (a) and (b) above.

(i) Through (xii) - Not applicable.

(xiii) - The Partnership has no employees.

(d)    Financial information about geographic areas. Neither the Partnership nor the Master engages in sales of goods or services nor do they own any long lived assets, and therefore this item is not applicable.

(e)    Available Information. The Partnership does not have an Internet address. The Partnership will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

Item 1A.    Risk Factors

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership, through its investment in the Master.

An investor may lose all of his investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership, through its investment in the Master.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the trading advisor even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited and no market exists for the units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	The trading advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	Smith Barney financial advisors will receive ongoing compensation for providing services to an investor’s account.

Investing in units might not provide the desired diversification of an investor’s overall portfolio.

The Partnership will not provide any benefit of diversification of an investor’s overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

Past performance is no assurance of future results.

The advisor’s trading strategies may not perform as they have performed in the past. The advisor has from time to time incurred substantial losses in trading on behalf of clients.

An investor’s tax liability may exceed cash distributions.

Investors are taxed on their share of the Partnership’s income, even though the Partnership does not intend to make any distributions

Item 2.    Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, CGM.

Item 3.    Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which Citigroup Global Markets Inc. (‘‘CGM’’) or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

CGM is a New York corporation with its principal place of business at 388 Greenwich Street, New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (‘‘FCM’’), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no administrative, civil or criminal actions pending, on appeal or concluded against CGM or any of its individual principals within the past five years that management believes may have a material impact on CGM’s ability to act as an FCM.

Enron Corp.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks and certain Enron officers and directors, lawyers and/or accountants) were named as defendants in a series of individual and putative class action lawsuits related to Enron. The putative securities class action and all remaining individual actions (other than actions brought as part of Enron’s Chapter 11 bankruptcy proceeding) were consolidated or coordinated in the United States District Court for the Southern District of Texas. The consolidated securities class action, brought on behalf of a putative class of individuals who purchased Enron securities (NEWBY, et al. v. ENRON CORP., et al.), alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10 and 20 of the Securities Exchange Act of 1934, as amended. Citigroup agreed to settle this action on June 10, 2005. Under the terms of the settlement, approved by the District Court on May 24, 2006, Citigroup will make a pretax payment of $2.01 billion to the settlement class, which consists of all purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. In light of this settlement, plaintiffs in three individual securities actions, which are part of the NEWBY class, have agreed to dismiss their lawsuits against Citigroup: CALIFORNIA PUBLIC EMPLOYEES’ RETIREMENT SYSTEM v. BANC OF AMERICA SECURITIES LLC, et al.; HEADWATERS CAPITAL LLC v. LAY, et al.; and VARIABLE ANNUITY LIFE INS. CO. v. CREDIT SUISSE FIRST BOSTON CORP., et al. Plaintiffs in two other cases, not part of the NEWBY class, have also voluntarily dismissed their claims against Citigroup: STEINER v. ENRON CORP., et al. and TOWN OF NEW HARTFORD v. LAY, et al.

A number of other individual actions have been settled and/or dismissed. On October 26, 2006, Citigroup, along with certain other investment bank defendants, agreed to settle an action brought by four Ohio state pension funds that purchased Enron securities, PUBLIC EMPLOYEES RETIREMENT SYSTEM OF OHIO, et al. v. FASTOW, et al. In December 2006, Citigroup agreed to settle three actions brought by various investment funds and insurance companies that purchased Enron securities: AMERICAN NATIONAL INSURANCE COMPANY, et al. v. CITIGROUP INC., et al.; WESTBORO PROPERTIES, LLC, et al. v. CITIGROUP INC., et al.; and RAVENSWOOD I, L.L.C., et al. v. CITIGROUP INC., et al. On December 15, 2006, the District Court dismissed with prejudice 10 cases brought by clients of a single law firm in connection with the purchase and holding of Enron securities (also dismissing third-party claims against Citigroup): ADAMS, et al. v. ARTHUR ANDERSEN, et al.; AHLICH, et al. v. ARTHUR ANDERSEN, et al.; BULLOCK, et al. v. ARTHUR ANDERSEN, et al.; CHOUCROUN, et al. v. ARTHUR ANDERSEN, et al.; DELGADO, et al. v. ARTHUR ANDERSEN, et al.; GUY, et al. v. ARTHUR ANDERSEN, et al.; JOSE, et al. v. ARTHUR ANDERSEN, et al.; ODAM, et al. v. ENRON CORP., et al.; PEARSON, et al. v. FASTOW, et al.; and ROSEN, et al. v. FASTOW, et al. Plaintiffs filed a notice of appeal in each of the ten cases on January 5, 2007.

Additional actions against Citigroup and its affiliates were filed beginning in 2002 in the Southern District of Texas and other various jurisdictions. Certain of these remain pending, including: (i) actions brought by investors in Enron securities; (ii) actions brought by commercial banks that participated in Enron revolving credit facilities and/or purchasers of Enron bank debt in the secondary market; (iii) actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breach of fiduciary duty; (iv) actions brought by the Attorney General of Connecticut in connection with an Enron-related transaction; (v) an action brought by certain trusts that issued securities linked to Enron’s credit, by the related indenture trustee and certain holders of those securities; (vi) an action brought by a utility, alleging that Citigroup and others aided Enron in fraudulently overcharging for electricity; and (vii) actions by a bank that entered into credit derivative swap transactions with Citibank.

Research

WorldCom, Inc.    Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks, certain WorldCom officers and directors, and/or accountants) were named as defendants in a series of individual and putative class action lawsuits relating to the underwriting of WorldCom securities and the issuance of research analyst reports concerning WorldCom. The putative class action and the majority of the individual actions were consolidated in the United States District Court for the Southern District of New York as In re WORLDCOM, INC. SECURITIES LITIGATION; certain individual actions remained pending in other state and federal courts. Citigroup settled the consolidated putative class action in May 2004. Citigroup has now settled all but four of the WorldCom-related individual actions. One of the four remaining actions, HOLMES, et al. v. GRUBMAN, et al., was dismissed by the District Court; an appeal is pending in the United States Court of Appeals for the Second Circuit.

Telecommunications Research Class Actions.     Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants in a series of putative class action lawsuits, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934, as amended, in connection with Citigroup research analyst reports concerning seven issuers: AT&T Corp. (‘‘AT&T’’), Winstar Communications, Inc. (‘‘Winstar’’), Level 3 Communications, Inc. (‘‘Level 3’’), Metromedia Fiber Network, Inc. (‘‘MFN’’), XO Communications, Inc. (‘‘XO’’), Williams Communications Group Inc. (‘‘Williams’’), and Focal Communications, Inc. (‘‘Focal’’). These putative class actions were assigned to a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court consolidated these actions into seven separate proceedings corresponding to the seven issuers of securities involved.

Citigroup has settled five of the seven actions. On August 17, 2006, the court approved Citigroup’s settlement of the AT&T action, In re SALOMON ANALYST AT&T LITIGATION. On September 29, 2006, the court approved Citigroup’s settlements of the Level 3, XO and Williams actions, In re SALOMON ANALYST LEVEL 3 LITIGATION, In re SALOMON ANALYST XO LITIGATION, and In re SALOMON ANALYST WILLIAMS LITIGATION, respectively. On November 14, 2006, the court preliminarily approved Citigroup’s settlement of the Focal action, LOS ANGELES CITY EMPLOYEES RETIREMENT ASSOCIATION v. CITIGROUP. A hearing on the final approval of the Focal settlement was scheduled for March 23, 2007.

The Winstar action, In re SALOMON ANALYST WINSTAR LITIGATION, was dismissed with prejudice in its entirety on January 6, 2005. The MFN action, In re SALOMON ANALYST METROMEDIA LITIGATION, remains pending. On January 6, 2005, the District Court granted in part and denied in part Citigroup’s motion to dismiss the claims against it. On June 20, 2006, the District Court certified the plaintiff class in the MFN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit.

Global Crossing, Ltd.    In January 2004, the Global Crossing Estate Representative filed an adversary action in the United States Bankruptcy Court for the Southern District of New York against Citigroup and several other banks seeking to rescind the payment of a loan made to a Global Crossing subsidiary. Citigroup moved to dismiss the action in May 2004, and the motion remains pending.

Qwest-related Actions.    Beginning in 2003, Citigroup and CGM (along with, in many cases, other investment banks, certain Qwest officers and directors and accountants) were named as defendants in a series of actions alleging violations of state and federal securities laws in connection with the underwriting of, and research analyst reports concerning, Qwest Communications International Inc. (‘‘Qwest’’). Citigroup either settled or obtained dismissal of several such cases. In October 2006, Citigroup settled the two remaining Qwest-related actions: CALIFORNIA STATE TEACHERS’ RETIREMENT SYSTEM v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al., and STATE UNIVERSITIES RETIREMENT SYSTEM OF ILLINOIS v. QWEST COMMUNICATIONS INTERNATIONAL INC., et al.

Customer Class Actions.    On May 18, 2006, the District Court gave final approval to the settlement in NORMAN v. SALOMON SMITH BARNEY, a putative class action asserting violations of the Investment Advisers Act of 1940 and various common law claims in connection with certain customers who maintained guided portfolio management accounts at Smith Barney.

In March 2004, a putative research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports, DISHER v. CITIGROUP GLOBAL MARKETS INC., was filed in Illinois state court. Citigroup removed this action to federal court, and in August 2005 the United States Court of Appeals for the Seventh Circuit reversed the District Court’s August 2004 order remanding the case to state court, and directed the District Court to dismiss plaintiffs’ claims as pre-empted. On June 26, 2006, the United States Supreme Court granted plaintiffs’ petition for a writ of certiorari, vacated the Seventh Circuit’s opinion and remanded the case to the Seventh Circuit for further proceedings. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal from the

District Court’s removal order for lack of appellate jurisdiction. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court.

Arbitrations.    In addition to the various lawsuits discussed above, similar claims against Citigroup and certain of its affiliates relating to research analyst reports concerning the securities mentioned above, and other securities, are pending in numerous arbitrations around the country.

Adelphia Communications Corporation

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the ‘‘Citigroup Parties’’). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the Official Committee of Unsecured Creditors and the Equity Holders Committee. The motions are currently pending.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the putative class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the putative class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Without admitting any liability, CGM and numerous other financial institution defendants settled IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, and the settlement was approved in November 2006. Two of the additional remaining individual complaints have been settled.

Mutual Funds

Citigroup and certain of its affiliates have been named in several class action litigations pending in various federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup defendants’ motion to dismiss the consolidated complaint was substantially granted; a motion to dismiss the remaining claim has been filed. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (the class actions were dismissed with leave to re-plead state law claims of unjust enrichment).

Issues in the mutual-fund industry continue to receive scrutiny by various government regulators and self regulatory agencies. CGM reached an agreement in principle with the NYSE to settle a matter related to its market-timing practices prior to September 2003.

IPO Securities Litigation

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous putative class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended) with respect to the allocation of shares for certain initial public offerings and related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports. Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the District Court and held that the matter could not proceed as a class action. The plaintiffs filed a petition for rehearing in January 2007.

IPO Antitrust Litigation

Beginning in March 2001, several putative class actions that were later consolidated into a single class action were filed in the Southern District of New York against CGM and other investment banks, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. A separate putative class action was filed against the same underwriter defendants as well as certain institutional investors alleging commercial bribery claims under the Robinson Patman Act arising out of similar allegations regarding IPO allocation conduct. On November 3, 2003, the District Court granted CGM’s motion to dismiss the consolidated amended complaint in the antitrust case and the Robinson Patman complaint. Plaintiffs thereafter appealed the District Court’s order dismissing the two actions. On September 28, 2005, the Second Circuit vacated the District Court’s decision and ordered the cases remanded to the District Court. In December 2006, the United States Supreme Court granted the underwriter defendants’ petition for certiorari to review the Second Circuit’s decision and set oral argument for March 2007.

Auction Rate Securities

On May 31, 2006, the Securities and Exchange Commission (the ‘‘SEC’’) instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the Auction Rate Securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings, and penalties. CGM paid a penalty of $1.5 million.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer is a party to various claims and routine investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the year ended December 31, 2006.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Security Holder Matters.

(a)	Market Information. The Partnership has issued no stock. There is no public trading market for the Redeemable Units of Limited Partnership Interest.

(b)	Holders. The number of holders of Redeemable Units of Partnership Interest as of December 31, 2006 was 197.

(c)    Dividends. The Partnership did not declare a distribution in 2006 or 2005.

(d)	Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2006, 2005 and 2004.

(e)    Compensations Plans. None.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income allocated from Master, net income (loss) and increase (decrease) in Net Asset Value per Redeemable Unit for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and total assets at December 31, 2006, 2005, 2004, 2003 and 2002 were as follows:

	2006	2005	2004	2003	2002
Realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions of $897,591, $1,222,233, $1,507,956, $1,819,049 and $1,733,430 respectively.	$(3,156,460)	$(6,048,758)	$3,001,028	$1,826,392	$8,280,383
Interest income allocated from Master	548,198	483,782	250,001	227,447	334,601
	$(2,608,262)	$(5,564,976)	$3,251,029	$2,053,839	$8,614,984
Net income (loss)	$(3,102,635)	$(6,220,156)	$2,468,039	$1,082,798	$7,757,305
Increase (decrease) in Net Asset Value per Redeemable Unit	$(460.44)	$(756.56)	$315.95	$89.74	$655.84
Total assets	$11,581,180	$17,881,069	$26,624,581	$25,911,973	$26,889,435

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The General Partner/Managing Member manages all the business affairs of the Partnership/Master. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to JWH. The Partnership has invested these assets in the Master. The General Partner/Managing Member employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

JWH trades its Strategic Allocation Program (‘‘SAP’’) on behalf of the Partnership, through its investment in the Master. SAP’s objective is capital appreciation with the reduction of the volatility and risk of loss that typically would be associated with an investment in any one JWH investment program.

JWH currently operates 9 investment programs including SAP. Any or all of the other ten programs may be included in SAP from time to time. Each investment program has distinctive style, timing, and market characteristics. SAP program selection and allocations are made at the discretion of the JWH Investment Policy Committee.

As of December 31, 2006, the Master’s assets were allocated among the JWH programs as follows:

Percentage Allocation in the Master as of December 31, 2006
Broadly Diversified Programs
• JWH GlobalAnalytics® Family of Programs	25%
Financial Programs
• Financial and Metals Portfolio	25%
• Worldwide Bond Program	20%
Multiple Style Programs
• Currency Strategic Allocation Program	20%
Foreign Exchange Programs
• Dollar Based Program	10%

The allocation of SAP’s assets among the investment programs, as well as the selection of the programs used for SAP, is dynamic. While JWH’s individual investment programs are technical, trend-following programs, the selection of programs as well as the allocation of assets among the programs in SAP are entirely discretionary.

(a)    Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Master. Such substantial losses could lead to a material loss in liquidity.

To minimize this risk relating to low margin deposits, the Master follows certain trading policies, including:

(i)	The Master invests its assets only in commodity interests that an Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to that Advisor.

(iii)	The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Master does not employ the trading technique commonly known as ‘‘pyramiding’’, in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings except short-term borrowings if the Master takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. The term ‘‘spread’’ or ‘‘straddle’’ describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.

(vii)	The Master will not permit the churning of its commodity trading account. The term ‘‘churning’’ refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Master has credit risk and concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner/Managing Member monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the General Partner/Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also ‘‘Item 8. Financial Statements and Supplementary Data’’ for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $350 as of the close of business on any business day.

(b)    Capital resources.

(i)    The Partnership has made no material commitments for capital expenditures.

(ii)    The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on investment in Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading by the Master and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained in the Master. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem all or some of his Redeemable Units at the Net Asset Value as of the last day of any month on fifteen days’ written notice to the General Partner. For the year ended December 31, 2006, 1,562.1555 Redeemable Units were redeemed totaling $3,305,849. For the year ended December 31, 2005, 906.8597 Redeemable Units were redeemed totaling $2,237,644. For the year Ended December 31, 2004, 793.9542 Redeemable Units were redeemed totaling $2,069,210.

Redeemable Units of Limited Partnership Interest were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933 as well as to those persons who are not accredited investors but who have either a net worth (exclusive of home, furnishings and automobile) either individually or jointly with the investor’s spouse of at least three times his investment in the Partnership (the minimum investment for which is $50,000) or gross income for the two previous years and projected gross income for the current fiscal year of not less than three times his investment in the Partnership for each year.

(c)    Results of Operations.

For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit decreased 19.4% from $2,373.59 to $1,913.15. For the year ended December 31, 2005, the Net Asset Value Per Redeemable

Unit decreased 24.2% from $3,130.15 to $2,373.59. For the year ended December 31, 2004, the Net Asset Value per Redeemable Unit increased 11.2% from $2,814.20 to $3,130.15.

The Partnership, through its investment in the Master, experienced net trading losses of $2,258,869 before commissions and expenses for the year ended December 31, 2006. Losses were attributable to the Master’s trading of livestock, US interest rates, non-US interest rates, grains, energy, currencies, and commodity index and were partially offset by gains incurred in the trading of metals, softs, stock index and wood.

The Master’s performance in 2006 was characterized by several price trend reversals in the financial and commodity markets. Although some directional trends emerged in the early part of the year, the trends did not last and major price corrections occurred during the summer months, especially in currencies, metals and equity indices. Gains were made in equity indices and metals while losses were realized in currencies, interest rates, energy and agricultural sectors.

Gains were made in the metals sector as the trading Advisor was able to capture the uptrend in the prices earlier in the year while minimizing losses during a correction in the later part. Modest gains were made in equity indices as rising global equity valuations were supported by increased optimism over economic growth and lower energy prices towards the later part of the year.

The losses mainly stemmed from currency trading. The currency market remained difficult as economic data and inflationary concerns perplexed directional trading. Losses were realized in the domestic and global fixed income markets as inflationary pressure remained high and markets speculated about the future changes in interest rates. The Master also suffered losses in the agricultural sector as alternating meteorological conditions between drought and rainfall contributed to irregular price developments. The energy sector was also not profitable as imbalances in supply and demand and geopolitical uncertainties produced unfavorable trading conditions.

The Partnership, through its investment in the Master, experienced net trading losses of $4,826,525 before commissions and expenses for the year ended December 31, 2005. Losses were attributable to the Master’s trading of currencies, energy, grains, metals, U.S. and non-U.S. interest rates and were partially offset by gains incurred in the trading of livestock, softs and indices.

Trading results for the year 2005 were characterized by several events that made it extraordinarily difficult for the Advisor’s program to trade successfully and to retain profits when earned. While profitable trading did occur in the stock index, and softs sectors, these relatively slight gains were offset by losses experienced in the other sectors.

In financial markets, foreign stock market indices were the most profitable sector for the Master for the year as a resurging Japanese economy and positive political news in Europe propelled these markets out of long-term doldrums. More than offsetting these gains were losses in US. and non-U.S. interest rate contract trading.

Currency trading was also unprofitable with the focus being the U.S. dollar versus both European and Asian currencies. After a prolonged decline in 2004, the U.S. dollar defied expectations for further weakness and rallied in January resulting in losses for the Advisor at the beginning of the year. The dollar continued strengthening through the second quarter but encountered a prolonged period of volatility at the beginning of the third quarter with the Chinese government’s decision to revalue the Chinese yuan.

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

The energy markets provided profitable trading for much of the year with crude oil and natural gas prices dramatically reaching their peaks post Hurricanes Katrina and Rita, Prices had risen so much, so quickly, however, that a not unexpected reaction was for prices to trade in a wide range over the latter four months of the year. These types of markets were not conducive to profitable trading for advisor’s trend-following strategies and resulted in a loss for the full year.

Overall, it was a particularly difficult year for the Partnership’s advisor with periods of favorable market conditions abruptly dashed by single events and prolonged volatility.

The Partnership, through its investment in the Master, experienced net trading gains of $4,508,984 before commissions and expenses for the year ended December 31, 2004. Gains were attributable to the Master’s trading of currencies, energy, grains, U.S. and non-U.S. interest rates and were partially offset by losses incurred in the trading of livestock, metals, stock indices and softs.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s and the Master’s ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among Redeemable Units within the Partnership and the Master, and in the markets where the Partnership and the Master participate.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors, and regulators, is free of material errors.

(e)    Critical Accounting Policies.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the statements of financial condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the statements of income and expenses and members’ capital.

The General Partner believes that the accounting policies that will be most critical to the Partnership’s financial condition and results of operations relate to the valuation of the Master’s positions. The majority of the Partnership’s/Master’s positions will be exchange-traded futures contracts, which will be valued daily at settlement prices published by the exchanges. If applicable, the Master’s spot and forward foreign currency contracts will also be valued at published daily settlement prices or at dealers’ quotes. The General Partner expects that under normal circumstances substantially all of the Partnership’s/Master’s assets will be valued by objective measures and without difficulty.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Introduction

The Master is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Master’s main line of business.

The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

Market movements result in frequent changes in the fair market value of the Master’s open positions and, consequently, in its earnings and cash flow. The Master’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open positions and the liquidity of the markets in which it trades.

The Master rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., ‘‘risk of ruin’’). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.

Quantifying the Master’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain ‘‘forward-looking statements’’ within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Master’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Master’s mark-to-market accounting, any loss in the fair value of the Master’s open positions is directly reflected in the Master’s earnings (realized or unrealized) and cash flow.

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

In the case of market sensitive instruments, which are not exchange traded (almost exclusively currencies in the case of the Master), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Master’s futures and forward positions does not have any optionality component. However, the Advisor trades commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Master’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Master’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Master’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2006 and 2005 and the highest and lowest value at any point during the years. All open position-trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2006, the Master’s total capitalization was $103,849,912.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$7,357,145	7.08%	$11,860,235	$3,092,251	$6,584,208
Energy	879,900	0.85%	3,840,025	97,500	1,177,283
Grains	122,400	0.11%	538,600	58,860	216,495
Interest Rates U.S.	1,021,600	0.99%	1,774,500	52,500	1,336,713
Interest Rates Non-U.S.	2,754,048	2.66%	5,828,484	739,139	1,021,600
Metals
— Exchange Traded Contracts	372,000	0.35%	1,743,000	42,000	690,039
— OTC Contracts	348,317	0.33%	935,698	101,300	272,374
Softs	491,680	0.47%	1,043,585	305,120	478,101
Indices	1,809,072	1.75%	3,165,120	940,786	1,869,368
Total	$15,156,162	14.59%

* annual average based on month-end value at risk

December 31, 2005

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$7,825,928	4.78%	$17,193,806	$5,084,096	$10,343,780
Energy	3,968,100	2.42%	9,753,735	2,066,250	6,559,403
Grains	213,380	0.13%	686,681	137,727	367,680
Interest Rates U.S.	1,155,800	0.71%	2,373,400	229,065	1,350,279
Interest Rates Non-U.S.	2,047,806	1.25%	8,280,125	1,551,019	4,649,754
Livestock	45,500	0.03%	151,200	3,200	74,367
Metals
— Exchange Traded Contracts	1,236,500	0.75%	1,747,000	186,000	1,041,820
— OTC Contracts	935,698	0.57%	2,427,602	511,160	1,235,947
Softs	891,475	0.54%	1,580,442	515,760	960,763
Indices	3,088,372	1.89%	4,526,107	1,482,358	3,013,924
Total	$21,408,559	13.07%

* annual average based on month-end value at risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a ‘‘risk of ruin’’ not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Master — gives no indication of this ‘‘risk of ruin.’’

Non-Trading Risk

The Master has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are considered to be immaterial.

Materiality as used in this section, ‘‘Qualitative and Quantitative Disclosures About Market Risk,’’ is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master’s market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Master’s primary market risk exposures as well as the strategies used and to be used by the Managing Member and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master. There can be no assurance that the Master’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Master as of December 31, 2006, by market sector.

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Master and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Master’s profitability. The Master’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-8 countries. However, the Master also takes futures positions on the government debt of smaller nations — e.g., Australia.

Currencies. The Master’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Managing Member does not anticipate that the risk profile of the Master’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Master in expressing Value at Risk in a functional currency other than U.S. dollars.

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2006, the Master’s primary exposures were in the Eurex (Germany) and Chicago Mercantile Exchange (United States). The Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership, through the Master, to avoid being ‘‘whipsawed’’ into numerous small losses.)

Metals. The Master’s primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Master have consistently been in the precious metals, gold and silver.

Softs. The Master’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe, or unexpected weather conditions. Coffee, cotton and sugar accounted for the substantial bulk of the Master’s commodity exposure as of December 31, 2006.

Energy. The Master’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master as of December 31, 2006.

Foreign Currency Balances. The Master’s primary foreign currency balances are in Japanese yen, Euro dollar and Swiss francs. The Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Master’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and controls the Master’s and the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master and the Partnership are subject.

The General Partner monitors the Master’s performance and the concentration of its open positions, and consults with the Advisor concerning the Master’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Master’s market risk exposures.

The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor’s research of risk management often suggests ongoing modifications to its trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.    Financial Statements and Supplementary Data.

SHEARSON MID-WEST FUTURES FUND

To the Limited Partners of
Shearson Mid-West Futures Fund

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner Shearson Midwest Futures Fund
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Partners
Shearson Mid-West Futures Fund:

We have audited the accompanying statements of financial condition of Shearson Mid-West Futures Fund (the ‘‘Partnership’’) as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shearson Mid-West Futures Fund as of December 31, 2006 and 2005, and the results of its operations, changes in its partners’ capital and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

Shearson Mid-West Futures Fund
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Investment in the Master, at fair value	$11,552,733	$17,851,693
Cash	28,447	29,376
	$11,581,180	$17,881,069

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$57,906	$89,405
Management fees (Note 3b)	19,163	29,585
Administrative fees (Note 3a)	9,582	14,792
Professional fees	16,764	27,342
Other	8,652	13,532
Redemptions payable (Note 5)	248,147	76,963
	360,214	251,619
Partners’ Capital (Notes 1 and 5):
General Partner, 40.4850 Unit equivalents outstanding in 2006 and 2005	77,454	96,095
Limited Partners, 5,824.6919 and 7,386.8474 Redeemable Units of Limited Partnership Interest outstanding in 2006 and 2005, respectively	11,143,512	17,533,355
	11,220,966	17,629,450
	$11,581,180	$17,881,069

See accompanying notes to financial statements.

Shearson Mid-West Futures Fund
Statements of Income and Expenses
for the years ended
December 31, 2006, 2005 and 2004

	2006	2005	2004
Income:
Realized gains (losses) on closed positions and foreign currencies allocated from the Master	$(2,270,726)	$(1,697,115)	$3,514,816
Change in unrealized gains (losses) on open positions allocated from the Master	11,857	(3,129,410)	994,168
Expenses allocated from the Master	(29,311)	(39,458)	(77,552)
	(2,288,180)	(4,865,983)	4,431,432
Interest income allocated from the Master
(Note 3c)	548,198	483,782	250,001
	(1,739,982)	(4,382,201)	4,681,433
Expenses:
Brokergage commissions (Note 3c)	868,280	1,182,775	1,430,404
Management fees (Note 3b)	286,948	391,310	473,866
Administrative fees (Note 3a)	143,476	195,655	236,934
Professional fees	50,235	44,468	47,392
Other	13,714	23,747	24,798
	1,362,653	1,837,955	2,213,394
Net income (loss)	$(3,102,635)	$(6,220,156)	$2,468,039

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$(460.44)	$(756.56)	$315.95

See accompanying notes to financial statements.

Shearson Mid-West Futures Fund
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2006, 2005, and 2004

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2003	$25,574,488	$113,933	$25,688,421
Net income	2,455,248	12,791	2,468,039
Redemption of 793.9542 Redeemable Units of Limited Partnership Interest	(2,069,210)	—	(2,069,210)
Partners’ Capital at December 31, 2004	25,960,526	126,724	26,087,250
Net loss	(6,189,527)	(30,629)	(6,220,156)
Redemption of 906.8597 Redeemable Units of Limited Partnership Interest	(2,237,644)	—	(2,237,644)
Partners’ Capital at December 31, 2005	17,533,355	96,095	17,629,450
Net loss	(3,083,994)	(18,641)	(3,102,635)
Redemption of 1,562.1555 Redeemable Units of Limited Partnership Interest	(3,305,849)	—	(3,305,849)
Partners’ Capital at December 31, 2006	$11,143,512	$77,454	$11,220,966

Net Asset Value per Redeemable Unit:

2004	$3,130.15
2005	$2,373.59
2006	$1,913.15

See accompanying notes to financial statements.

Shearson Mid-West Futures Fund
Statements of Cash Flows
for the years ended
December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,102,635)	$(6,220,156)	$2,468,039
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities
Proceeds from sale of investment in the Master	4,010,780	3,897,910	3,714,026
Net unrealized (appreciation) depreciation on investment in the Master	2,288,180	4,865,983	(4,431,432)
Accrued expenses:
Increase (decrease) in brokerage commissions	(31,499)	(43,718)	3,563
Increase (decrease) in management fees	(10,422)	(14,511)	1,156
Increase (decrease) in administrative fees	(5,210)	(7,256)	578
Increase (decrease) in professional fees	(10,578)	6,807	7,812
Increase (decrease) in other	(4,880)	68	7,862
Net cash provided by (used in) operating activities	3,133,736	2,485,127	1,771,604

Cash flows from financing activities:
Payment for redemptions – Limited Partners	(3,134,665)	(2,464,746)	(1,776,402)
Net change in cash	(929)	20,381	(4,798)
Cash, at beginning of year	29,376	8,995	13,793
Cash, at end of year	$28,447	$29,376	$8,995

See accompanying notes to financial statements.

Shearson Mid-West Futures Fund

Notes to Financial Statements

1.    Partnership Organization:

Shearson Mid-West Futures Fund (the ‘‘Partnership’’) is a limited partnership which was organized on August 21, 1991 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Partnership commenced trading on December 2, 1991. From December 2, 1991 to January 25, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests. The Partnership was authorized to sell up to 40,000 Redeemable Units of Limited Partnership Interest (‘‘Redeemable Units’’) during its initial offering period.

Effective January 26, 2001, the Partnership allocated substantially all of its capital to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the ‘‘Master’’). With its cash, the Partnership purchased 31,509.8853 Units of the Master with a fair value of $31,509,885. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (‘‘JWH’’) using the Strategic Allocation Program, JWH’s proprietary trading program, to invest together in one trading vehicle. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. Citigroup Managed Futures LLC, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The General Partner is the managing member of the Master. Individual and pooled accounts currently managed by JWH, including the Partnership are permitted to be a non-managing member of the Master. The General Partner and JWH believe that trading through this master/feeder structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in the Master are approximately the same and redemption rights are not affected.

The financial statements of the Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2006 and 2005, the Partnership owned 11.09% and 10.87%, respectively, of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Partnership’s and Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner/Managing Member. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

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

2.    Accounting Policies:

a.	The value of the Partnership’s investment in the Master reflects the Partnership’s proportional interest in the members’ capital of the Master. All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master are allocated pro rata among the investors at the time of such determination. All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market

Shearson Mid-West Futures Fund

Notes to Financial Statements

quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

On July 13, 2006, the FASB released FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax positions as of the effective date. Management does not believe that the application of this standard will have a material impact on the financial statements of the Partnership.

c.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d.	Certain prior period amounts have been reclassified to conform to the current year presentation.

3.	Agreements:

a.	Limited Partnership Agreement:

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

Shearson Mid-West Futures Fund

Notes to Financial Statements

c.	Customer Agreement:

The Partnership is obligated to pay a brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets allocated pro-rata from the Master. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master and allocated pro-rata to the Partnership through its investment in the Master. CGM pays a portion of its brokerage fees to its financial advisors who have sold Redeemable Units of the Partnership. CGM pays the Partnership interest on 80% of the average daily equity allocated pro-rata to the Partnership by the Master during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The results of the Master’s trading activities are shown through its allocation in the Statements of Income and Expenses.

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

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Net realized and unrealized gains (losses)*	$(468.70)	$(735.88)	$376.90
Interest income	81.80	61.78	28.33
Expenses**	(73.54)	(82.46)	(89.28)
Increase (decrease) for year	(460.44)	(756.56)	315.95
Net Asset Value per Redeemable Unit, beginning of year	2,373.59	3,130.15	2,814.20
Net Asset Value per Redeemable Unit, end of year	$1,913.15	$2,373.59	$3,130.15
Ratios to Average Net Assets:
Net investment loss before incentive fees***	(5.7)%	(6.8)%	(8.6)%
Operating expenses	9.5%	9.3%	9.7%
Incentive fees	—	—	—%
Total expenses	9.5%	9.3%	9.7%
Total return:
Total return before incentive fees	(19.4)%	(24.2)%	11.2%
Incentive fees	—	—	—%
Total return after incentive fees	(19.4)%	(24.2)%	11.2%

*Includes commissions

** Excludes commissions

***Interest income less total expenses (exclusive of incentive fees)

Shearson Mid-West Futures Fund

Notes to Financial Statements

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of its business, the Partnership, through the Partnership’s investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s/Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership, through the Partnership’s investment in the Master, has concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The General Partner monitors and controls the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2006 and 2005 are summarized below:

	For the period from October 1 2006 to December 31, 2006	For the period from July 1 2006 to September 30, 2006	For the period from April 1 2006 to June 30, 2006	For the period from January 1 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions plus interest income	$(1,075,578)	$49,772	$(230,344)	$(1,352,112)
Net Income (loss)	$(1,175,824)	$(71,901)	$(367,602)	$(1,487,308)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(193.55)	$(8.86)	$(58.93)	$(199.10)

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions plus interest income	$(688,445)	$198,338	$233,674	$(5,308,543)
Net Income (loss)	$(849,572)	$40,348	$73,312	$(5,484,244)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(116.62)	$5.12	$13.95	$(659.01)

To the Members of
JWH Strategic Allocation Master Fund LLC

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By: Jennifer Magro
Chief Financial Officer and Director Citigroup Managed Futures LLC Managing Member JWH Strategic Allocation Master Fund LLC
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Independent Auditors’ Report

The Members
JWH Strategic Allocation Master Fund LLC:

We have audited the accompanying statements of financial condition of JWH Strategic Allocation Master Fund LLC (the ‘‘Company’’), including the condensed schedules of investments as of December 31, 2006 and 2005, and the related statements of income and expenses, changes in members’ capital, and cash flows for the each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JWH Strategic Allocation Master Fund LLC as of December 31, 2006 and 2005, and the results of its operations, changes in its members’ capital and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

New York, New York
March 22, 2007

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
December 31, 2006 and 2005

	2006	2005
Assets:
Equity in commodity futures trading account: Cash (restricted $16,056,194 and $23,817,475 in 2006 and 2005, respectively) (Note 3c)	$103,139,993	$163,966,877
Unrealized appreciation on open forward contracts	2,039,415	7,440,156
	105,179,408	171,407,033
Interest receivable	403,670	485,811
	$105,583,078	$171,892,844
Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures positions	$695,449	$3,646,687
Unrealized depreciation on open forward contracts	619,980	3,896,303
Accrued expenses:
Professional fees	14,067	51,440
Distribution payable (Note 5)	403,670	485,811
	1,733,166	8,080,241
Members’ Capital:
Members’ Capital, 73,923.1510 and 99,442.6187 Units outstanding in 2006 and 2005, respectively	103,849,912	163,812,603
	$105,583,078	$171,892,844

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Condensed Schedule of Investments
December 31, 2006

	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Grains	$135,670	0.13%
Indices	209,153	0.20
Interest Rates Non-U.S.	(861,664)	(0.83)
Interest Rates U.S.	(1,725,558)	(1.66)
Softs	212,995	0.21
Total futures contracts purchased	(2,029,404)	(1.95)

Futures Contracts Sold
Energy	902,837	0.87
Interest Rates Non-U.S.	604,335	0.58
Metals	(211,035)	(0.20)
Softs	37,818	0.03
Total futures contracts sold	1,333,955	1.28

Unrealized Appreciation on Forward Contracts
Metals	228,550	0.22
Currencies	1,810,865	1.74
Total unrealized appreciation on forward contracts	2,039,415	1.96

Unrealized Depreciation on Forward Contracts
Metals	(116,770)	(0.11)
Currencies	(503,210)	(0.48)
Total unrealized depreciation on forward contracts	(619,980)	(0.59)

Total fair value	$723,986	0.70%

Percentages are based on Members’ Capital unless otherwise indicated

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Condensed Schedule of Investments
December 31, 2005

	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy	$(5,388,180)	(3.29)%
Grains	4,425	0.00 *
Indices	887,362	0.54
Interest Rates Non-U.S.	2,450	0.00 *
Livestock	61,790	0.04
Metals	2,121,145	1.30
Softs	1,449,421	0.89
Total futures contracts purchased	(861,587)	(0.52)

Futures Contracts Sold
Energy	(406,499)	(0.25)
Grains	(198,697)	(0.12)
Interest Rates U.S.	(553,540)	(0.34)
Interest Rates Non-U.S.	(925,603)	(0.56)
Softs	(700,761)	(0.43)
Total futures contracts sold	(2,785,100)	(1.70)

Unrealized Appreciation on Forward Contracts
Currencies	4,917,155	3.00
Metals	2,523,001	1.54
Total unrealized appreciation on forward contracts	7,440,156	4.54

Unrealized Depreciation on Forward Contracts
Currencies	(3,172,504)	(1.94)
Metals	(723,799)	(0.44)
Total unrealized depreciation on forward contracts	(3,896,303)	(2.38)
Total Fair Value	$(102,834)	(0.06)%

Percentages are based on Members’ Capital unless otherwise indicated

*	Due to rounding

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions and foreign currencies	$(20,394,749)	$(13,743,649)	$30,114,264
Change in unrealized gains (losses) on open positions	826,820	(27,038,846)	13,762,492
	(19,567,929)	(40,782,495)	43,876,756
Interest income	5,759,326	5,162,509	2,057,684
	(13,808,603)	(35,619,986)	45,934,440

Expenses:
Clearing fees	263,325	426,530	491,209
Professional fees	6,417	(54,074)	60,000
	269,742	372,456	551,209
Net income (loss)	$(14,078,345)	$(35,992,442)	$45,383,231

Net income (loss) per Unit of Member Interest (Notes 1 and 6)	$(175.82)	$(333.20)	$368.39

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Statements of Changes in Members’ Capital
for the years ended December 31, 2006, 2005 and 2004

Members’ Capital
Members’ Capital at December 31, 2003	$145,076,617
Net Income	45,383,231
Sale of 40,227.5910 Units of Members’ Interest	64,674,000
Redemption of 14,531.4863 Units of Members’ Interests	(25,746,115)
Distribution of interest income to feeder funds	(2,057,684)
Members’ Capital at December 31, 2004	227,330,049
Net loss	(35,992,442)
Sale of 30,875.5707 Units of Members’ Interests	52,052,292
Redemption of 43,564.2396 Units of Members’ Interests	(74,414,787)
Distribution of interest income to feeder funds	(5,162,509)
Members’ Capital at December 31, 2005	163,812,603
Net loss	(14,078,345)
Sale of 4,409.5377 Units of Members’ Interest	6,844,857
Redemption of 29,929.0054 Units of Members’ Interest	(46,969,877)
Distribution of interest income to feeder funds	(5,759,326)
Members’ Capital at December 31, 2006	$103,849,912

Net Asset Value per Unit of Member Interest:

2004	$2,027.35
2005	$1,647.31
2006	$1,404.84

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
for the years ended
December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(14,078,345)	$(35,992,442)	$45,383,231
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	7,761,281	28,335,371	(20,300,101)
(Increase) decrease in net unrealized appreciation on open futures positions	—	2,816,587	(1,339,486)
(Increase) decrease in unrealized appreciation on open forward contracts	5,400,741	22,451,821	(16,395,964)
(Increase) decrease in interest receivable	82,141	(174,663)	(230,431)
Increase (decrease) in net unrealized depreciation on open futures positions	(2,951,238)	3,646,687	—
Increase (decrease) in unrealized depreciation on open forward contracts	(3,276,323)	(1,876,249)	3,972,958
Accrued expenses:
Increase (decrease) in professional fees	(37,373)	(64,112)	39,147
Net cash provided by (used in) operating activities	(7,099,116)	19,143,000	11,129,354
Cash flows from financing activities:
Proceeds from additions	6,844,857	52,052,292	64,674,000
Payment for redemptions	(46,969,877)	(74,414,787)	(25,746,115)
Distribution of interest to feeder funds	(5,841,467)	(4,987,846)	(1,827,253)
Net cash provided by (used in) financing activities	(45,966,487)	(27,350,341)	37,100,632
Net change in unrestricted cash	(53,065,603)	(8,207,341)	48,229,986
Unrestricted cash, at beginning of year	140,149,402	148,356,743	100,126,757
Unrestricted cash, at end of year	$87,083,799	$140,149,402	$148,356,743

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements

1.    General:

JWH Strategic Allocation Master Fund LLC (the ‘‘Master’’) is a limited liability company formed under the New York Limited Liability Company Law. The Master’s purpose is to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Master is authorized to sell an unlimited number of units of Member Interest (‘‘Units’’).

Effective January 26, 2001, Shearson Mid-West Futures Fund (‘‘Mid-West’’) and Smith Barney Mid-West Futures Fund L.P. II (‘‘Mid-West II’’) allocated substantially all of their capital to the Master. With this cash, Mid-West and Mid-West II purchased a total of 74,020.3930 Units of the Master with a fair value of $74,020,393. On March 1, 2001, The Saugatuck Fund L.P. (‘‘Saugatuck’’) allocated substantially all of its capital to the Master and purchased a total of 20,750.0000 Units of the Master with cash equal to $20,750,000. On December 1, 2001, The Aspetuck Fund L.P. (‘‘Aspetuck’’) allocated substantially all of its capital to the Master and purchased a total of 3,184.5305 Units of the Master with cash equal to $3,050,000. On November 1, 2002, JWH Global Strategies Limited Series (‘‘JWH Global Strategies’’) allocated substantially all of its capital to the Master and purchased a total of 1,338.2964 Units of the Master with cash equal to $2,000,000. On May 22, 2003, SSB Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’) allocated a portion of its capital to the Master and purchased a total of 14,370.0894 Units of the Master with a fair value of $27,367,545. On July 1, 2005, CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of its capital to the Master and purchased 4,195.5111 Units of the Master with cash equal to $7,000,000. The Master was formed to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the ‘‘Advisor’’) using the Strategic Allocation Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master’s investors consist of Mid-West, Mid-West II, Aspetuck, Saugatuck, JWH Global Strategies, Diversified 2000 and CMF Institutional (each a ‘‘Member’’ or a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 11.09%, 11.19%, 1.84%, 19.57%, 33.95%, 16.77% and 5.59% ownerships of the Master at December 31, 2006, respectively. Mid-West, Mid-West II, Aspetuck, Saugatuck, JWH Global Strategies, Diversified 2000 and CMF Institutional owned 10.87%, 10.97%, 5.47%, 14.95%, 40.49%, 14.92% and 2.83% ownerships of the Master at December 31, 2005, respectively.

Citigroup Managed Futures LLC acts as the managing member (the ‘‘Managing Member’’) of the Master. The Managing Member administers the business affairs of the Master including selecting one or more advisors to make trading decisions for the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the Managing Member. The Managing Member is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of December 31, 2006, all trading decisions for the Master are made by the Advisor.

2.    Accounting Policies:

a.	All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

b.	All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements

c.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

d.	Certain prior period amounts have been reclassified to conform to the current year presentation.

e.	Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

3.    Agreements:

a.	Managing Member Agreement:

The Managing Member administers the business affairs of the Master.

b.	Management Agreement:

The Managing Member, on behalf of the Master, has entered into a Management Agreement with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the Managing Member or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master allocated to it by the Managing Member. All management fees in connection with the Management Agreement are borne by the Funds.

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among the other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2006 and 2005, the amount of cash held by the Master for margin requirements was $16,056,194 and $23,817,475, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the years ended December 31, 2006 and 2005, based on a monthly calculation, was $3,331,757 and $9,833,608, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A Member may require the Master to redeem its Units at their Net Asset Value as of the last day of each month. The Managing Member, in its sole discretion, may permit redemptions more frequently than monthly.

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements

6.    Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Net realized and unrealized gains (losses)*	$(242.40)	$(380.61)	$349.49
Interest income	66.65	46.84	19.48
Expenses**	(0.07)	0.57	(0.58)
Increase (decrease) for period	(175.82)	(333.20)	368.39
Distributions	(66.65)	(46.84)	(19.48)
Net Asset Value per Unit of Member Interest, beginning of year	1,647.31	2,027.35	1,678.44
Net Asset Value per Unit of Member Interest, end of year	$1,404.84	$1,647.31	$2,027.35
Ratio to average net assets:
Net investment income***	4.1%	2.5%	0.9%
Operating expenses	(0.2)%	(0.2)%	(0.3)%
Total return	(10.7)%	(16.4)%	21.9%

*	Includes clearing fees.

**	Excludes clearing fees.

***	Interest income less total expenses.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements

Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master has concentration risk because the sole counterparty or broker with respect to the Master’s assets is CGM.

The Managing Member monitors and controls the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master is subject. These monitoring systems allow the Managing Member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of December 31, 2006. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for JWH Master for the years ended December 31, 2006 and 2005 are summarized below:

	For the period from October 1 2006 to December 31, 2006	For the period from July 1 2006 to September 30, 2006	For the period from April 1 2006 to June 30, 2006		For the period from January 1 2006 to March 31, 2006
Net realized and unrealized Trading gain (losses) net of Brokerage commissions and clearing fees plus interest income	$(7,952,641)	$2,634,040	$1,201,214		$(9,954,541)
Net Income (loss)	$(7,951,169)	$2,632,593	$1,199,781		$(9,959,550)
Increase (decrease) in Net Asset Value per Unit	$(105.05)	$32.04	$(2.39	)*	$(100.42)

	For the period from October 1, 2005 to December 31, 2005	For the period from July 1, 2005 to September 30, 2005	For the period from April 1, 2005 to June 30, 2005	For the period from January 1, 2005 to March 31, 2005
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$(3,798,063)	$5,054,464	$5,728,983	$(43,031,900)
Net Income (loss)	$(3,718,740)	$5,046,798	$5,721,400	$(43,041,900)
Increase (decrease) in Net Asset Value per Unit	$(38.83)	$44.39	$49.01	$(387.77)

*	The amount shown per Unit does not correspond with the income presented above because of the timing of additions/redemptions of the Master’s Units in relation to the fluctuating values of the Master’s commodity interest.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures

The General Partner of the Partnership, with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) with respect to the Partnership as of the end of the period covered by the report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.

There were no significant changes in the Partnership’s internal controls over financial reporting or in other factors that could significantly affect such controls subsequent to the date of their evaluation as of year end.

PART III

Item 10.    Directors, Executive Officers, promoters and control persons.

The Partnership has no officers or directors and its affairs are managed by its General Partner, Citigroup Managed Futures LLC. Investment decisions are made by John W. Henry & Company, Inc. (the ‘‘Advisor’’).

The Partnership has not adopted a code of ethics that applies to officers because it has no officers.

Item 11.    Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Citigroup Managed Futures LLC, its General Partner, which receives compensation for its services, as set forth under ‘‘Item 1. Business.’’ CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under ‘‘Item 1. Business.’’ During the year ended December 31, 2006, CGM earned $868,280 in brokerage commissions and clearing fees. The Advisor earned $286,948 in management fees during 2006. The General Partner earned $143,476 in administrative fees during 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. As of February 28, 2007, one beneficial owner who is neither a director nor executive officer owns more than five percent (5%) of the outstanding Redeemable Units issued by the Registrant as follows:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units of Limited Partnership Interest	Basic American Financial, LP Ethan Jackson 6900 S Gray Road Indianapolis, IN 46237-3209	373.9660 Redeemable Units	6.38%

(b)    Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 40.4850 Redeemable Units (0.5%) of Limited Partnership Interest as of December 31, 2006.

(c)    Changes in control. None.

Item 13.    Certain Relationships and Related Transactions.

Citigroup Global Markets Inc. and Citigroup Managed Futures LLC, would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under ‘‘Item 1. Business.’’, ‘‘Item 8. Financial Statements and Supplementary Data.’’ and ‘‘Item 11. Executive Compensation.’’

Item 14.    Principal Accountant Fees and Services

(1)    Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and other services normally provided in connection with regulatory filings or engagements are as follows:

2006                $15,000

2005                $19,000

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2006                $7,606

2005                $5,136

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2006 and 2005.

Condensed Schedules of Investments at December 31, 2006 and 2005.

Statements of Income and Expenses for the years ended December 31, 2006, 2005 and 2004.

Statements of Changes in Partners’ Capital for the years ended December 31, 2006, 2005 and 2004.

Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

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

10.12 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2004 (previously filed).

10.13 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2005 (previously filed).

10.14 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2006 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2007.

Shearson Mid-West Futures Fund

By:    /s/ Citigroup Managed Futures LLC
           (General Partner)

By:    /s/ Jerry Pascucci
           Jerry Pascucci
           President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Shelley Ullman
Jerry Pascucci	Shelley Ullman
President and Director	Director
/s/ David J. Vogel	/s/ Ihor Rokowsky
David J. Vogel	Ihor Rokowsky
Director	Secretary and Director
/s/ Jennifer Magro	/s/ Daryl Dewbrey
Jennifer Magro	Daryl Dewbrey
Chief Financial Officer and Director	Director
/s/ Steve Ciampi	/s/ Raymond Nolte
Steve Ciampi	Raymond Nolte
Director	Director