Form 10-Q
period 2007-09-30
SHEARSON MID WEST FUTURES FUND
filed 2007-11-14
CIK 924875

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

Yes          No X

As of October 31, 2007, 2,104.2360 Limited Partnership Redeemable Units were outstanding.

SHEARSON MID-WEST FUTURES FUND

FORM 10-Q

INDEX

		Page Number
PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2007 (liquidation basis) and December 31, 2006 (unaudited)	3
	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2007 (liquidation basis) and 2006 (unaudited)	4
	Statement of Partners’ Capital for the nine months ended September 30, 2007 (liquidation basis) (unaudited)	5
	Statements of Cash Flows for the three and nine months ended September 30, 2007 (liquidation basis) and 2006 (unaudited)	6
	Notes to Financial Statements including the Financial Statements of JWH Strategic Allocation Master Fund LLC (unaudited).	7 – 17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 23
Item 4.	Controls and Procedures	24
PART II - Other Information		25 – 26

PART I

Item 1. Financial Statements

Shearson Mid-West Futures Fund
Statements of Financial Condition
(Unaudited)

	September 30, 2007 (liquidation basis) (Note 1)	December 31, 2006
Assets:
Investment in Master, at fair value	$6,982,566	$11,552,733
Cash	7,934	28,447
	$6,990,500	$11,581,180
Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$34,953	$57,906
Management fees	11,570	19,163
Administrative fees	5,785	9,582
Other	13,582	25,416
Redemptions payable	209,540	248,147
	275,430	360,214
Partners’ Capital:
General Partner, 40.4850 Redeemable Unit equivalents outstanding in 2007 and 2006	69,016	77,454
Limited Partners, 3,898.6132 and 5,824.6919 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	6,646,054	11,143,512
	6,715,070	11,220,966
	$6,990,500	$11,581,180

See accompanying notes to financial statements.

Shearson Mid-West Futures Fund
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (liquidation basis) (Note 1)	2006	2007 (liquidation basis) (Note 1)	2006
Income:
Net realized losses on closed positions and foreign currencies allocated from Master	$(87,619)	$(781,940)	$(862,461)	$(1,586,819)
Change in net unrealized gains on open positions allocated from Master	761	906,429	107,605	336,756
Expenses allocated from Master	(3,299)	(7,266)	(12,787)	(23,890)
Interest income allocated from Master	66,195	139,850	241,942	424,881
	(23,962)	257,073	(525,701)	(849,072)
Expenses:
Brokerage commissions	108,416	207,301	378,338	683,612
Management fees	35,863	68,475	125,083	225,881
Administrative fees	17,932	34,239	62,543	112,942
Other	16,947	18,959	43,259	55,304
	179,158	328,974	609,223	1,077,739
Net loss	(203,120)	(71,901)	(1,134,924)	(1,926,811)
Redemptions—Limited Partners	(806,139)	(900,279)	(3,370,972)	(2,507,617)
Net decrease in Partners’ Capital	(1,009,259)	(972,180)	(4,505,896)	(4,434,428)
Partners’ Capital, beginning of period	7,724,329	14,167,202	11,220,966	17,629,450
Partners’ Capital, end of period	$6,715,070	$13,195,022	$6,715,070	$13,195,022
Net Asset Value per Redeemable Unit (3,939.0982 and 6,263.3493 Redeemable Units outstanding at September 30, 2007 and 2006, respectively)	$1,704.72	$2,106.70	$1,704.72	$2,106.70
Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Redeemable Unit equivalent	$(43.18)	$(8.86)	$(208.43)	$(266.89)

See accompanying notes to financial statements.

Shearson Mid-West Futures Fund
Statement of Partners’ Capital
for the nine months ended September 30, 2007
(liquidation basis, see Note 1)
(Unaudited)

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2006	$11,143,512	$77,454	$11,220,966
Net loss	(1,126,486)	(8,438)	(1,134,924)
Redemption of 1,926.0787 Redeemable Units of Limited Partnership Interest	(3,370,972)	—	(3,370,972)
Partners’ Capital at September 30, 2007	$6,646,054	$69,016	$6,715,070

Net Asset Value per Redeemable Unit:
December 31, 2006:	$1,913.15
September 30, 2007:	$1,704.72

See accompanying notes to financial statements.

Shearson Mid-West Futures Fund
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (liquidation basis, see Note 1)	2006	2007 (liquidation basis, see Note 1)	2006
Cash flows from operating activities:
Net loss	$(203,120)	$(71,901)	$(1,134,924)	$(1,926,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Proceeds from sale of investment in Master	952,912	656,271	4,044,466	3,084,692
Net unrealized (appreciation) depreciation on investment in Master	23,962	(257,073)	525,701	849,072
Accrued expenses:
Increase (decrease) in brokerage commissions	(4,951)	(2,058)	(22,953)	(19,642)
Increase (decrease) in management fees	(1,624)	(660)	(7,593)	(6,514)
Increase (decrease) in administrative fees	(812)	(330)	(3,797)	(3,256)
Increase (decrease) in other	(10,931)	(13,530)	(11,834)	(865)
Net cash provided by operating activities	755,436	310,719	3,389,066	1,976,676
Cash flows from financing activities:
Payments for redemptions—Limited Partners	(768,896)	(323,141)	(3,409,579)	(1,971,478)
Net change in cash	(13,460)	(12,422)	(20,513)	5,198
Cash, at beginning of period	21,394	46,996	28,447	29,376
Cash, at end of period	$7,934	$34,574	$7,934	$34,574

See accompanying notes to financial statements.

Shearson Mid-West Futures Fund
Notes to Financial Statements
September 30, 2007
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

In light of the decline in the Partnership’s assets and the costs of continuing to operate the Partnership, the General Partner believes that it is in the best interest of the Partnership’s limited partners to terminate the Partnership. Pursuant to the Partnership’s Limited Partnership Agreement, the General Partner has advised the limited partners of its intention to withdraw as the Partnership’s general partner on December 31, 2007. Unless limited partners owning more than 50% of the Partnership’s outstanding units elect a new general partner in accordance with the Limited Partnership Agreement, the Partnership will be terminated and its affairs wound up as soon as practical after that date. This has caused the Partnership to move from a going concern basis to a liquidation basis of accounting.

The liquidation basis of accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities or its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to partners or changes in net assets available to partners. The Statement of Partners’ Capital (included herein) presents the same information and thus a statement of net assets available to partners or changes in net assets available to partners has not been presented for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, the Partnership owned 10.6% of the Master. As of December 31, 2006 the Partnership owned 11.1% of the Master. It is the Partnership’s intention to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master. The Master’s Statements of Financial Condition, Statements of Income and Expenses and Members’ Capital, Statements of Cash Flows and Condensed Schedules of Investments are included herein.

The Partnership’s and Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner and the managing member. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

Shearson Mid-West Futures Fund
Notes to Financial Statements
September 30, 2007
(Unaudited)

As of September 30, 2007, all trading decisions for the Partnership were made by JWH.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2007 and December 31, 2006 and the results of its operations, changes in partners’ capital, and cash flows for the three and nine months ended September 30, 2007 and 2006. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Certain prior period amounts have been reclassified to conform to current period presentation.

Shearson Mid-West Futures Fund
Notes to Financial Statements
September 30, 2007
(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments at September 30, 2007 and December 31, 2006 and its Statements of Income and Expenses and Members’ Capital and Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006 were:

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
(Unaudited)

	September 30, 2007	December 31, 2006
Assets:
Equity in commodity futures trading account:
Cash (restricted $3,528,190 and $16,056,194 in 2007 and 2006, respectively)	$63,848,286	$103,139,993
Net unrealized appreciation on open futures positions	1,234,780	—
Unrealized appreciation on open forward contracts	1,456,784	2,039,415
	66,539,850	105,179,408
Interest receivable	217,677	403,670
	$66,757,527	$105,583,078
Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures position	$—	$695,449
Unrealized depreciation on open forward contracts	1,096,592	619,980
Accrued expenses:
Professional fees	17,631	14,067
Distribution payable	217,677	403,670
	1,331,900	1,733,166
Members’ Capital:
Members’ Capital, 49,998.3348 and 73,923.1510 Units outstanding in 2007 and 2006, respectively	65,425,627	103,849,912
	$66,757,527	$105,583,078

Shearson Mid-West Futures Fund
Notes to Financial Statements
September 30, 2007
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Condensed Schedule of Investments
September 30, 2007
(Unaudited)

	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Energy	$249,959	0.38%
Grains	663,771	1.01
Indices	181,285	0.27
Interest Rates U.S.	(5,086)	(0.00)*
Interest Rates Non-U.S.	(83,800)	(0.13)
Livestock	7,360	0.01
Metals	345,018	0.53
Softs	(14,238)	(0.02)
Total futures contracts purchased	1,344,269	2.05

Futures Contracts Sold
Energy	23,070	0.04
Indices	(112,921)	(0.17)
Interest Rates Non-U.S.	549	0.00 *
Livestock	1,680	0.00 *
Softs	(21,867)	(0.03)
Total futures contracts sold	(109,489)	(0.16)

Unrealized Appreciation on Forward Contracts
Currencies	1,304,356	1.99
Metals	152,428	0.24
Total unrealized appreciation on forward contracts	1,456,784	2.23

Unrealized Depreciation on Forward Contracts
Currencies	(950,710)	(1.46)
Metals	(145,882)	(0.22)
Total unrealized depreciation on forward contracts	(1,096,592)	(1.68)
Total Fair Value	$1,594,972	2.44%
*	Due to rounding

Shearson Mid-West Futures Fund
Notes to Financial Statements
September 30, 2007
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

Shearson Mid-West Futures Fund
Notes to Financial Statements
September 30, 2007
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses and Members’ Capital
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income:
Net gains (losses) on trading of commodity interests:
Realized losses on closed positions and foreign currencies	$(854,805)	$(6,971,957)	$(8,912,789)	$(14,213,888)
Change in unrealized gains on open positions	216,494	8,226,478	870,986	3,821,913
	(638,311)	1,254,521	(8,041,803)	(10,391,975)
Interest income	724,318	1,443,244	2,568,967	4,485,990
	86,007	2,697,765	(5,472,836)	(5,905,985)

Expenses:
Clearing fees	19,992	63,725	87,353	213,302
Professional fees	9,921	1,447	29,136	7,889
	29,913	65,172	116,489	221,191
Net income (loss)	56,094	2,632,593	(5,589,325)	(6,127,176)
Additions	3,710,000	2,217,000	6,163,757	6,844,857
Redemptions	(4,300,062)	(10,416,824)	(36,429,750)	(35,475,387)
Distribution of interest to Members	(724,318)	(1,443,244)	(2,568,967)	(4,485,990)

Net decrease in Members’ Capital	(1,258,286)	(7,010,475)	(38,424,285)	(39,243,696)
Members’ Capital, beginning of period	66,683,913	131,579,382	103,849,912	163,812,603
Members’ Capital, end of period	$65,425,627	$124,568,907	$65,425,627	$124,568,907
Net Asset Value per Unit (49,998.3348 and 81,593.8633 Units outstanding in September 30, 2007 and 2006, respectively)	$1,308.56	$1,526.69	$1,308.56	$1,526.69
Net income (loss) per Unit of Member Interest	$2.11	$32.04	$(52.06)	$(70.77)

Shearson Mid-West Futures Fund
Notes to Financial Statements
September 30, 2007
(Unaudited)

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income (loss)	$56,094	$2,632,593	$(5,589,325)	$(6,127,176)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	2,611,378	(4,768,476)	12,528,004	6,830,146
(Increase) decrease in net unrealized appreciation on open futures positions	502,436	(4,917,447)	(1,234,780)	(4,917,447)
(Increase) decrease in unrealized appreciation on open forward contracts	(727,985)	(182,793)	582,631	5,684,360
(Increase) decrease in interest receivable	20,961	32,966	185,993	23,723
Increase (decrease) in net unrealized depreciation on open futures positions	—	(1,341,127)	(695,449)	(3,646,687)
Increase (decrease) in unrealized depreciation on open forward contracts	9,055	(1,785,111)	476,612	(942,139)
Accrued expenses:
Increase (decrease) in professional fees	(6,092)	(9,386)	3,564	(13,138)
Net cash provided by (used in) operating activities	2,465,847	(10,338,781)	6,257,250	(3,108,358)
Cash flows from financing activities:
Proceeds from additions	3,710,000	2,217,000	6,163,757	6,844,857
Payments for redemptions	(4,300,062)	(10,416,824)	(36,429,750)	(35,475,387)
Distribution of interest to Members	(745,279)	(1,476,210)	(2,754,960)	(4,509,713)
Net cash used in financing activities	(1,335,341)	(9,676,034)	(33,020,953)	(33,140,243)
Net change in unrestricted cash	1,130,506	(20,014,815)	(26,763,703)	(36,248,601)
Unrestricted cash, at beginning of period	59,189,590	123,915,616	87,083,799	140,149,402
Unrestricted cash, at end of period	$60,320,096	$103,900,801	$60,320,096	$103,900,801

Shearson Mid-West Futures Fund
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.    Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized losses*	$(41.80)	$(11.57)	$(209.58)	$(271.34)
Interest income	15.53	21.13	49.88	61.81
Expenses**	(16.91)	(18.42)	(48.73)	(57.36)
Decrease for the period	(43.18)	(8.86)	(208.43)	(266.89)
Net Asset Value per Redeemable Unit, beginning of period	1,747.90	2,115.56	1,913.15	2,373.59
Net Asset Value per Redeemable Unit, end of period	$1,704.72	$2,106.70	$1,704.72	$2,106.70
*	Includes Partnership brokerage commissions and expenses allocated from Master.
**	Excludes Partnership brokerage commissions and expenses allocated from Master.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratios to average net assets:***
Net investment loss before incentive fees****	(6.3)%	(5.5)%	(5.9)%	(5.8)%
Operating expenses	10.0%	9.6%	9.8%	9.6%
Incentive fees	—%	—%	—%	—%
Total expenses	10.0%	9.6%	9.8%	9.6%

Total return:
Total return before incentive fees	(2.5)%	(0.4)%	(10.9)%	(11.2)%
Incentive fee	—%	—%	—%	—%
Total return after incentive fees	(2.5)%	(0.4)%	(10.9)%	(11.2)%
***	Annualized (other than incentive fees)
****	Interest income less total expenses (exclusive of incentive fees)

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Shearson Mid-West Futures Fund
Notes to Financial Statements
September 30, 2007
(Unaudited)

Financial Highlights of the Master:

Changes in Net Asset Value per Unit for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net realized and unrealized gains (losses)*	$(11.96)	$14.62	$(95.78)	$(120.53)
Interest income	14.25	17.44	44.22	49.85
Expenses **	(0.18)	(0.02)	(0.50)	(0.09)
Increase (decrease) for the period	2.11	32.04	(52.06)	(70.77)
Distribution of interest to Members	(14.25)	(17.44)	(44.22)	(49.85)
Net Asset Value per Unit, beginning of period	1,320.70	1,512.09	1,404.84	1,647.31
Net Asset Value per Unit, end of period	$1,308.56	$1,526.69	$1,308.56	$1,526.69
*	Includes clearing fees.
**	Excludes clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Ratio to average net assets:***
Net investment income****	4.2%	4.4%	4.2%	4.0%
Operating expenses	0.2%	0.2%	0.2%	0.2%
Total return	0.2%	2.1%	(3.7)%	(4.3)%
***	Annualized
****	Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the period.

Shearson Mid-West Futures Fund
Notes to Financial Statements
September 30, 2007
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

All of the commodity interests owned by the Master are held for trading purposes. The average fair values during the nine and twelve months ended September 30, 2007 and December 31, 2006, based on a monthly calculation, were $293,100 and $3,331,757, respectively. The fair values of these commodity interests, including options thereon, if applicable, at September 30, 2007 and December 31, 2006 were $1,594,972 and $723,986, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair value deemed appropriate by the General Partner.

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
September 30, 2007
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

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in the sale of goods or services. Its only assets are its investment in the Master and cash. The Master does not engage in the sale of goods or services. Its only assets are its equity in commodity futures account consisting of; cash, net unrealized appreciation on open futures positions, unrealized appreciation on open forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership/Master. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2007.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by its investment in the Master, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, Partnership capital decreased 40.2% from $11,220,966 to $6,715,070. This decrease was attributable to a net loss from operations of $1,134,924 coupled with the redemptions of 1,926.0787 Redeemable Units of Limited Partnership Interest resulting in an outflow of $3,370,972. Future redemptions can impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2007, the Master’s capital decreased 37.0% from $103,849,912 to $65,425,627. This decrease was attributable to a net loss from operations of $5,589,325, coupled with redemptions of 28,658.5842 Redeembable Units totaling $36,429,750 and the distribution of interest totaling $2,568,967 paid to the Members Redeemable was partially offset by the additional sales of 4,733.7680 Redeemable Units resulting in an inflow of $6,163,757. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

In light of the decline in the Partnership’s assets and the costs of continuing to operate the Partnership, the General Partner believes that it is in the best interest of the Partnership’s limited partners to terminate the Partnership. Pursuant to the Partnership’s Limited Partnership Agreement, the General Partner has advised the limited partners of its intention to withdraw as the Partnership’s general partner on December 31, 2007. Unless limited partners owning more than 50% of the Partnership’s outstanding units elect a new general partner in accordance with the Limited Partnership Agreement, the Partnership will be terminated and its affairs wound up as soon as practical after that date. This has caused the Partnership to move from a going concern basis to a liquidation basis of accounting.

The liquidation basis of accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities or its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to partners or changes in net assets available to partners. The Statement of Partners’ Capital (included herein) presents the same information and thus a statement of net assets available to partners or changes in net assets available to partners has not been presented for the three and nine months ended September 30, 2007, respectively.

All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the General Partner for those commodity interests and foreign currencies for which market quotations are not readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the period. Realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) released FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’ (FIN 48).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year.  The Partnership has adopted FIN 48 as of January 1, 2007 the application of this standard did not impact the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements’’. This accounting standard establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. As of September 30, 2007, the Partnership is in the process of evaluating the impact the adoption of SFAS No. 157 will have on the financial statement amounts; however, additional disclosures will be required about the inputs used to develop the measurements and the effect of certain measurements on changes in Partners’ Capital for the period.

Results of Operations

During the Partnership’s third quarter of 2007 the Net Asset Value per Redeemable Unit decreased 2.5% from $1,747.90 to $1,704.72 as compared to a decrease of 0.4% in the third quarter of 2006. The Partnership experienced a net trading loss (comprised of net realized losses on closed positions and foreign currencies allocated from Master and change in net unrealized gains on open positions allocated from Master) before brokerage commissions and related fees allocated from the Master in the third quarter of 2007 of $86,858. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, non-U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains, and U.S. interest rates. The Partnership experienced a net trading gain before brokerage commissions and related fees allocated from the Master in the third quarter of 2006 of

$124,489. Gains were primarily attributable to the Master’s trading of commodity futures in energy, softs and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, metals, grains and indices.

Third quarter results were impacted by widespread economic concerns related to sub-prime mortgage lending issues resonated throughout the capital and commodity markets. Amid such high turbulence, several long-term trends were interrupted and the benefits of diversification were eliminated as the domino effect permeated across several sectors. The Master registered losses in currencies, non-U.S. interest-rates, metals, stock indices and agricultural softs while it registered gains in energy, grains and U.S. interest-rates.

In the currencies sector, losses were primarily incurred in Japanese Yen and Swiss Francs trades. High non-directional volatility was seen especially in Japanese Yen due to the brief unwinding of the currency carry trade. In the Non-U.S. fixed income sector, losses were caused by a reversal of well-established trends due to widespread uncertainty as the markets speculated the future direction of interest rates, especially in Europe. Trading in agricultural softs such as cotton and coffee also contributed to the losses. In the metals sector, trading in copper and gold contributed to the losses due to widespread selling and reversals of technical trends. Losses were also encountered in the stock indices as concerns of economic weakness dominated the markets and previously established long-term trends were broken.

The Master registered gains in the energy sector primarily due to trades in crude oil. Weaker U.S. Dollar and strong demand driven by global growth pushed the crude oil price to its highest exchange-listed value. Gains were also registered in grains, especially in wheat as strong technical trends continued to push the prices to new highs. Trading in U.S. fixed income sector also contributed to the gains as yields on the long term Government bonds declined to their lowest levels in the year driven by strong demand due to flight to quality.

During the Partnership’s nine months ended September 30, 2007, the Net Asset Value per Redeemable Unit decreased 10.9% from $1,913.15 to $1,704.72 as compared to a decrease for 11.2% during the nine months ended September 30, 2006. The Partnership experienced a net trading loss (comprised of net realized losses on closed positions and foreign currencies allocated from Master and change in net unrealized gains on open positions allocated from Master) before brokerage commissions and related fees allocated from the Master during the nine months ended September 30, 2007 of $754,856. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, U.S. interest rates, livestock, metals, softs and indices and were partially offset by gains in energy, grains, and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage commissions and related fees allocated from the Master during the nine months ended September 30, 2006 of $1,250,063. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains and livestock and were partially offset by gains in U.S. and non-U.S. interest rates, metals, softs and indices.

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

Interest income on 80% of the Partnership’s average daily equity, allocated to it by the Master, is earned at the monthly average 13-week U.S. Treasury Bill rate. CGM may continue to maintain the Master’s assets in cash and/or place all of the Master’s assets in 90-day Treasury bills and pay the Partnership 80% of the interest earned on the Treasury bills purchased. CGM will retain 20% of any interest earned on Treasury bills. Interest income for the three and nine months ended September 30, 2007, decreased by $73,655 and $182,939, as compared to the corresponding periods in 2006. This decrease is primarily the result of lower average equity held by the Master during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Brokerage commissions are calculated on the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance and redemptions. Accordingly, they must be analyzed in relation to the fluctuations in monthly net asset values. Brokerage commissions and fees for the three and nine months ended September 30, 2007 decreased by $98,885 and $305,274 as compared to the corresponding periods in 2006. The decrease in brokerage commissions is due to lower average net assets of the Partnership during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Management fees for the three and nine months ended September 30, 2007 decreased by $32,612 and $100,798 as compared to the corresponding periods in 2006. The decrease in management fees is due to lower average net assets of the Partnership during three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance and redemptions. Administrative fees for the three and nine months ended September 30, 2007 decreased by $16,307 and $50,399 as compared to the corresponding periods in 2006. The decrease in administrative fees is due to lower average net assets of the Partnership during the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006.

Incentive fees are based on the new trading profits generated by JWH as defined in the advisory agreement between the Partnership, the General Partner and JWH. There were no incentive fees earned for the three and nine months ended September 30, 2007 or 2006.

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

The following table indicates the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2007 and the highest, lowest and average values at any point during the three months ended September 30, 2007. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. As of September 30, 2007, the Master’s total capitalization was $65,425,627. There have been no material changes in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

September 30, 2007
(Unaudited)

			Three Months Ended September 30, 2007
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
– OTC Contracts	$909,600	1.39%	$1,683,341	$854,374	$1,191,833
Energy	532,150	0.81%	851,500	424,712	582,087
Grains	189,200	0.29%	300,400	118,087	180,921
Indices	367,991	0.56%	702,163	326,728	428,290
Interest Rates U.S.	223,250	0.34%	458,650	9,450	199,067
Interest Rates Non-U.S.	305,361	0.47%	1,113,968	211,885	407,855
Livestock	13,100	0.02%	29,700	13,100	20,567
Metals:
– Exchange Traded Contracts	221,000	0.34%	339,500	84,125	157,944
– OTC Contracts	177,882	0.27%	177,882	85,104	141,316
Softs	190,525	0.29%	272,975	127,525	190,742
Total	$3,130,059	4.78%
*	Average of month-end Values at Risk.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 ‘‘Legal Proceedings’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Enron-Related Civil Actions

On August 27, 2007, the District Court for the Southern District of New York in In Re. Enron Corp. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

IPO Regulatory Inquiries

On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases.

Item 1A. Risk Factors.

There are no material changes from the risk factors set forth under Part I, Item 1A. ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1A. ‘‘Risk Factors’’ in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Shares (or Units) Purchased*	(b) Average Price Paid per Share (or Unit)**	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 - July 31, 2007	150.7441	$1,692.24	N/A	N/A
August 1, 2007 - August 31, 2007	206.4451	$1,654.21	N/A	N/A
September 1, 2007 - September 30, 2007	122.9175	$1,704.72	N/A	N/A
	480.1067	$1,683.72

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

SHEARSON MID-WEST FUTURES FUND

By:	Citigroup Managed Futures LLC
(General Partner)
By:	/s/ Jerry Pascucci
Jerry Pascucci President and Director
Date:	November 14, 2007
By:	/s/ Jennifer Magro
Jennifer Magro Chief Financial Officer and Director
Date:	November 14, 2007