Form 10-K
period 2007-12-31
SHEARSON MID WEST FUTURES FUND
filed 2008-03-28
CIK 924875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Yes  X         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘ accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer             Accelerated filer             Non-accelerated filer  X     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes              No X

Limited Partnership Redeemable Units with an aggregate value of $7,653,565 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents it incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1.    Business.

(a)    General development of business. Shearson Mid-West Futures Fund (the ‘‘Partnership’’) is a limited partnership organized on August 21, 1991 under the partnership laws of the State of New York. The Partnership commenced trading operations on December 2, 1991. Between September 26, 1991 and December 2, 1991, 2,000 redeemable units of Limited Partnership Interest (‘‘Redeemable Units’’) were sold at $1,000 per Redeemable Unit. The proceeds of the offering were held in an escrow account until December 2, 1991, at which time they were turned over to the Partnership for trading. From December 2, 1991 to January 25, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. Effective January 26, 2001, the Partnership had invested all of its assets in the JWH Strategic Allocation Master Fund LLC, a New York limited liability company (the ‘‘Master’’). Redemptions of Redeemable Units for the years ended December 31, 2007, 2006, and 2005 are reported in the Statements of Changes in Partners’ Capital on page F-7 under ‘‘Item 8. Financial Statements and Supplementary Data.’’

The Partnership, pursuant to the General Partner’s decision, terminated on December 31, 2007. As a result, the Partnership changed the basis of accounting with effect from January 1, 2007 from the going concern basis to a liquidation basis. Liquidation basis accounting requires the Partnership to record assets and liabilities at values to be received in liquidation.

Effective January 26, 2001, the Partnership allocated substantially all of its capital to the Master. With this cash, the Partnership purchased 31,509.8853 Units of the Master with a fair value of $31,509,885. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (‘‘JWH’’ or the ‘‘Advisor’’) using the Strategic Allocation Program, JWH’s proprietary trading program, to invest together in one trading vehicle. Effective December 31, 2007 (termination of Partnership operations), the Partnership redeemed its entire investment in the Master with a fair value of $3,483,816.

Prior to its redemption on December 31, 2007, the Partnership owned 19.20% of the Master. At December 31, 2006 the Partnership owned 11.09%, of the Master. The performance of the Partnership was directly affected by the performance of the Master.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The General Partner is the managing member (the ‘‘Managing Member’’) of the Master. The Partnership’s and Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner/Managing Member. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the also sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

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

Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end adjusted Net Assets managed by the Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees. In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits allocated pro-rata by the Master, as defined in the Management Agreement. The Management Agreement was in effect until December 31, 2007, when the Partnership terminated operations.

The Partnership is obligated to pay a brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets allocated pro-rata from the Master. CGM pays a portion of its brokerage fees to its financial advisors who have sold Redeemable Units of the Partnership. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees were borne by the Master and allocated pro-rata to the Partnership through its investment in the Master. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement was in effect until December 31, 2007, when the Partnership terminated operations.

CGM paid the Partnership interest on 80% of the average daily equity maintained in cash allocated pro-rata to the Partnership by the Master during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.

(b)    Financial information about segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 is set forth under ‘‘Item 6. Selected Financial Data.’’

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

(f)    Reports to Security Holders. Not applicable.

(g)    Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.

(h)    Smaller Reporting Companies. Not applicable.

Item 1A.    Risk Factors

As a result of leverage, small changes in the price of the Partnership’s positions may result in major losses.

The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership.

An investor may lose all of their investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of their investment in the Partnership, through its investment in the Master.

The Partnership will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage and management fees. Fees will be paid to the Advisor even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited and no market exists for the units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:

1.	The General Partner and commodity broker are affiliates;

2.	The Advisor, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

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

Enron

In April 2002, Citigroup and CGM were named as defendants along with, among others, commercial and/or investment banks, certain current and former Enron officers and directors, lawyers and accountants in a putative consolidated class action complaint that was filed in the United States District Court for the Southern District of Texas seeking unspecified damages. The action, brought on behalf of individuals who purchased Enron securities (Newby, et al. v. Enron Corp., et al. (‘‘Newby’’)), alleges violations of Sections

11 and 15 of the Securities Act of 1933, as amended, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Citigroup’s motion to dismiss the complaint was denied in December 2002, and Citigroup filed an answer in January 2003. In May 2003, plaintiffs filed an amended consolidated class action complaint, and Citigroup filed a motion to dismiss in June 2003, which was denied in April 2004.

On June 10, 2005, CGM (along with Citigroup and certain of its subsidiaries) agreed to a settlement in Newby. Under the terms of the settlement, Citigroup will make a pretax payment of $2.01 billion to the settlement class (consisting of all purchasers of all publicly traded equity and debt securities issued by Enron and certain Enron-related entities between September 9, 1997 and December 2, 2001. The Regents of the University of California (the Newby lead plaintiff) approved the settlement on July 20. The Court gave final approval to the settlement on May 24, 2006. The amount to be paid in settlement of this action is covered by existing Citigroup litigation reserves.

In September 2003, CGM (and Citigroup and various Citigroup-affiliates) were named as defendants in an adversary proceeding, Enron v. Citigroup, et al. (In re Enron Corp., et al.), filed by Enron in its chapter 11 bankruptcy proceedings against entities that purchased Enron bankruptcy claims from Citigroup, seeking to disallow or to subordinate those claims. The case is scheduled for trial beginning April 28, 2008. Additionally, in November 2003, Enron filed an additional adversary action against CGM (and Citibank, N.A.) seeking to recover fees paid to CGM in connection with the proposed Enron-Dynegy merger. Discovery is proceeding in that action.

Additional Actions

Several additional actions, previously identified, had been consolidated or coordinated with the Newby action and stayed (except with respect to certain discovery) until the Court’s decision on class certification on July 5, 2006.

Certain entities that had previously filed separate lawsuits against CGM (along with other Citigroup entities) did not opt out of the Newby settlement. As a result, the following coordinated/consolidated cases that relate to the purchase of Enron-related securities have been dismissed: California Public Employees’ Retirement System v. Bank of America Securities LLC, et al., Variable Annuity Life Ins. Co. v. Credit Suisse First Boston Corp., et al., and Conseco Annuity Assurance Co. v. Citigroup, Inc.

On February 18, 2005, Judge Harmon granted the motion to dismiss of various financial institution defendants (including CGM) in Washington State Investment Board v. Lay, et al. The action had been brought on behalf of purchasers of Enron’s publicly traded debt and equity securities between September 9, 1997 and October 18, 1998.

On April 19, 2005, CGM (along with Citigroup and certain of its subsidiaries) and various financial institution defendants reached an agreement to settle four state court actions brought by various investment funds that had purchased Enron and/or Enron-linked securities. The four cases are OCM Opportunities Fund III, L.P., et al. v. Citigroup Inc., et al.; Pacific Investment Management Co. LLC, et al. v. Citigroup Inc., et al.; AUSA Life Insurance v. Citigroup Inc., et al.; and Principal Global Investors v. Citigroup Inc., et al. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On June 3, 2005, CGM (along with Citigroup) and various financial institution defendants reached an agreement in principle to settle a state court action (subsequently consolidated with Newby), Retirement Systems of Alabama v. Merrill Lynch, et al., brought by an Alabama public corporation comprising various state employee pension funds that had purchased Enron securities from (among others) CGM. The District Court approved the settlement on July 5, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On December 7, 2005, Judge Harmon dismissed City of Montgomery, Alabama Employees’ Retirement System v. Lay, et al. in light of a settlement between plaintiff and CGM (along with Citigroup and certain Credit Suisse First Boston-entities). The action was originally filed in Alabama state court and subsequently coordinated with Newby. The case arose out of plaintiff’s purchase of certain Enron-linked securities allegedly in reliance on CGM and other analyst reports concerning Enron. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On November 4, 2005, Sierra Pacific Resources and Nevada Power v. Citigroup, et al., a federal court case (subsequently coordinated with Newby) naming as defendants CGM (along with Citigroup and

Citibank, N.A., and various financial institution defendants) was voluntarily dismissed with prejudice by the plaintiffs. The case had been brought by purchasers of electricity from Enron.

On December 14, 2005, Aksamit, et al. v. UBS PaineWebber, et al., a state court action (subsequently coordinated with Newby) naming CGM and various other financial institutions as defendants, was voluntarily dismissed with prejudice by the plaintiff. The case had been brought on behalf of CGM clients who had purchased Enron securities at various times up until the filing of Enron’s bankruptcy, in reliance on CGM and other analyst reports concerning Enron.

On September 29, 2006, CGM (along with Citigroup and a third-party defendant) filed a partial motion to dismiss in Vanguard Balanced Index Fund, et al. v. Citigroup, et al.. The action was filed in Pennsylvania state court in 2003 by certain investment funds, and asserts claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. Vanguard filed opposition papers on November 14, 2006, and the defendants filed their reply on December 1, 2006. The case had been coordinated with Newby until Judge Harmon’s decision on class certification.

On January 2, 2007, Judge Harmon entered final judgment terminating Ravenswood I, L.L.C., et al. v. Citigroup, Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state statutory and common law claims, had been filed in federal court in Texas on behalf of successors in interest to certain Enron securities owned by Prudential, and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 18, 2007, Judge Harmon dismissed American National Insurance Co., et al. v. Citigroup Inc., et al. in light of a settlement between plaintiffs and Citigroup (including CGM). The action, asserting state securities and common law claims, had been filed in Texas state court and subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On January 23, 2007, Judge Harmon granted plaintiffs’ motion for leave to amend the complaint in Silvercreek Management Inc. v. Salomon Smith Barney, Inc., a federal securities law and fraud action against CGM (and other defendants) on behalf of several funds that allegedly sustained losses arising out of their investments in Enron securities. The case had been coordinated with Newby until Judge Harmon’s decision on class certification, and is currently stayed (along with other actions that implicate the scope of liability of secondary actors under Section 10(b)of the 1934 Act) in light of the Fifth Circuit’s reversal of Judge Harmon’s class certification decision.

On January 25, 2007, Judge Harmon entered final judgment terminating Public Employees Retirement Systems of Ohio v. Fastow, et al. in light of a settlement between plaintiffs and certain financial institution defendants (including CGM). The action, asserting state securities and common law fraud claims, had been filed in Ohio state court on behalf of four Ohio pension funds that purchased Enron securities, and was subsequently coordinated with Newby. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

On August 15, 2007, CGM (along with other Citigroup entities and various other financial institutions) filed motions to dismiss Connecticut Resources Recovery Authority v. Lay, et al., an action sounding in fraud and breach of fiduciary duty, and arising out of an Enron transaction with a Connecticut state agency. The case had been coordinated with Newby until Judge Harmon’s decision on class certification. Plaintiff filed its opposition on November 9, 2007; Citigroup partially joined a reply submitted by other financial institutions on January 30, 2008, and Citigroup’s individual reply was due on February 29, 2008.

On December 27, 2007, plaintiff moved for leave to amend its complaint in Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al. The case, originally filed in Washington federal court in 2004, arises out of alleged losses caused by Enron’s electricity overcharges to a public utility. It alleges three causes of action sounding in tort against CGM (along with various Citigroup entities and other financial institutions). The action had been coordinated with Newby until Judge Harmon’s decision on class certification. CGM and other defendants filed an opposition on January 28, 2008.

On January 28, 2008, the Fifth Circuit heard oral argument on plaintiffs’ appeal against Judge Harmon’s dismissal of various third-party petitions filed by certain Enron outside directors and Arthur Andersen against CGM (and various other financial institution defendants). The petitions, collectively referred to as the Fleming Cases, assert fraud and negligence claims; they were filed in Texas state court and subsequently coordinated with Newby.

CGM (along with Citigroup, Citibank N.A., and various J.P. Morgan Chase-entities) has been named in multiple actions brought by certain bank participants in, as well as ‘‘vulture funds’’ who purchased certain banks’ interests in, two revolving Enron credit facilities and a syndicated letter of credit facility. The cases, Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., and DK Acquisition, et al. v. J.P. Morgan Chase, et al., had been coordinated with Newby until Judge Harmon’s decision on class certification. The actions were conditionally transferred to the Southern District of New York on December 10, 2007, and were assigned to Judge Rakoff on February 4, 2008. Defendants filed partial summary judgment motions in all three cases on December 6, 2007. A fourth action, Bayerische Landesbank, et al. v. J.P. Morgan Chase Bank, et al., brought by certain bank participants in the Enron facilities and subsequently coordinated with Newby, was settled on July 31, 2007, and the district court approved the settlement on August 22, 2007. The amount paid in settlement was covered by existing Citigroup litigation reserves.

On March 26, 2008, Citigroup Inc. issued a press release announcing that it has reached settlement agreements resolving the two largest remaining claims against Citigroup arising out of the collapse of Enron in 2001. Both settlements are fully covered by Citigroup’s existing litigation reserves.

Under the terms of one of the settlement agreements, Citigroup will pay $1.66 billion to Enron and withdraw certain claims in the Enron bankruptcy proceeding. Enron will release all of its claims against Citigroup and certain other parties. Enron will also allow specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (‘‘CLNs’’). Citigroup reached a separate settlement agreement resolving all disputes with the holders of the CLNs, including a suit against Citigroup pending in the Federal District Court in Houston.

The settlements provide that Citigroup denies any wrongdoing and has agreed to the settlements solely to eliminate the uncertainties, burden and expense of further protracted litigation. The Enron settlement agreements must be approved by the bankruptcy court.

Research

On December 23, 2003, Citigroup and CGM moved to dismiss several consolidated putative class actions alleging violations of Sections 10 and 20 of the Securities Act of 1934, as amended, for purportedly issuing research reports without a reasonable basis in fact and allegedly failing to disclose conflicts of interest with companies in connection with CGM’s published investment research regarding AT&T Corp., Winstar Communications, Inc., Rhythms NetConnections, Inc., Level 3 Communications, Inc., XO Communications, Inc. and Williams Communications Group, Inc. On December 30, 2003, Citigroup and CGM filed a motion to dismiss similar claims in connection with CGM’s published investment research regarding Metromedia Fiber Network, Inc. (‘‘MFN’’).

On January 30, 2004, plaintiffs in the Rhythm NetConnections, Inc. action voluntarily dismissed their complaint with prejudice. In December 2004, Judge Lynch granted in part and denied in part Citigroup’s motions to dismiss the Level 3, XO and Williams Actions. Specifically, he dismissed claims arising out of research published before April 18, 2001, all claims related to Level 3 and XO bondholders, and all claims in the Williams Action on behalf of Guided Portfolio Management accountholders. He denied in part Citigroup’s motion to dismiss the AT&T litigation, although he dismissed claims related to AT&T Wireless, AT&T’s wireless affiliate, in their entirety.

Winstar: On January 5, 2005, the Court dismissed the Winstar action in its entirety with prejudice. Plaintiffs have moved for reconsideration, which motion has been denied. The dismissal with prejudice of the Winstar class action is now final.

Metromedia Fiber Networks: On January 6, 2005, the Court granted in part and denied in part the Citigroup-Related Defendants’ motion to dismiss the claims against it in the MFN action. On June 20, 2006, the Court granted plaintiffs’ motion for class certification. On October 6, 2006, the United States Court of Appeals for the Second Circuit accepted an appeal of the class certification order, which appeal was argued on January 30, 2008, and remains pending. Fact discovery has concluded, and expert discovery has been stayed, by agreement of the parties, pending resolution of the appeal.

AT&T, Level 3 Communications, XO Communications and Williams Communications Group: On January 25, 2005, the Citigroup-Related Defendants renewed their motions to dismiss the remaining portions of the AT&T, XO, Level 3 and Williams cases in light of recent Second Circuit authority on loss causation. On February 24, 2005, the judge stayed all discovery in those cases during the pendency of the motion. On May 24, 2005, Citigroup and CGM reached agreements settling all claims in the Level 3 and XO actions for $10.25 million and $9.125 million respectively; on June 8, 2005, the parties reached an agreement to settle all claims in Williams action for $12.5 million. Finally, on September 27, 2005, the Citigroup-Related Defendants agreed to settle all claims in the AT&T action for $74.75 million. The AT&T settlement was finally approved on August 17, 2006. The XO, Level 3 and Williams settlements were finally approved on September 29, 2006. All of the settlements are final and no longer subject to appeal. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

Focal Communications Corp.: On July 28, 2004, a putative class action by purchasers of Focal Communications Corporation common stock was filed in the United States District Court for the Southern District of New York, asserting claims under Section 10 and Section 20 of the Securities Exchange Act of 1934 against Citigroup, CGM and Jack Grubman. On March 15, 2005, the plaintiffs in the Focal action filed a consolidated amended class action complaint; we have moved to dismiss the complaint, and that motion to dismiss was fully briefed on August 10, 2005. The parties have reached an agreement to settle all claims in the Focal class action for $14 million. The settlement was finally approved on March 23, 2007, and is no longer subject to appeal. The amounts paid in settlement of this action were covered by existing Citigroup litigation reserves.

Customer Class Actions: In addition, four putative class actions were filed against Citigroup and certain of its affiliates, including CGM, and certain of their current and former directors, officers and employees, along with other parties, on behalf of persons who maintained accounts with CGM. These actions assert, among other things, common law claims, claims under state statutes, and claims under the Investment Advisers Act of 1940, for allegedly failing to provide objective and unbiased investment research and investment management, seeking, among other things, return of fees and commissions. These four cases were Norman v. Salomon Smith Barney, Inc., Rowinski v. Salomon Smith Barney, Inc., Politzer v. Salomon Smith Barney, Inc. and Disher, et al. v. Citigroup Global Markets, Inc. In Norman, the judge denied our motion to dismiss, class certification was briefed by the parties, and the action was subsequently settled for $50 million, an amount covered by existing litigation reserves. The settlement was finally approved on May 18, 2006, and is no longer subject to appellate review. In Rowinski, the judge granted our motion to dismiss. The plaintiff appealed to the Court of Appeals for the Third Circuit, which affirmed the decision. The Politzer case was dismissed by the judge – a decision that was affirmed by the Ninth Circuit Court of Appeals, and that the United States Supreme Court declined to review.

In Disher, the Seventh Circuit Court of Appeals reversed the district court’s decision to remand the case to state court, and directed the district court to dismiss the case as preempted. The United States Supreme Court vacated the Seventh Circuit’s decision, and remanded the case to the Seventh Circuit in light of the Supreme Court’s decision in Kircher v. Putnam Funds Trust. On January 22, 2007, the Seventh Circuit dismissed Citigroup’s appeal. On February 1, 2007, plaintiffs secured an order reopening this case in Illinois state court, and on February 16, Citigroup removed the reopened action to federal court. On May 3, 2007, the District Court remanded the action to Illinois state court, and on June 13, 2007, Citigroup moved in state court to dismiss the action. That motion remains pending.

WorldCom

On May 10, 2004, the Company, through its parent, Citigroup, announced that it had agreed to settle all claims against it in In Re WorldCom, Inc. Securities Litigation, a class action brought on behalf of certain investors in WorldCom Securities. Under the terms of the settlement, Citigroup will make a payment of $2.575 billion to the settlement class. Citigroup reached this settlement agreement without admitting any wrongdoing or liability, and the agreement reflects that Citigroup denies that it or its subsidiaries committed any act or omission giving rise to any liability and/or violation of the law. On November 7, 2004, the United States District Court for the Southern District of New York approved the class settlement. The settlement became final in March 2006 and settlement funds have been released to the plaintiffs.

Pursuant to an order dated May 28, 2003, more than 110 individual actions asserting claims against Citigroup and/or CGM based on its research and/or underwriting of WorldCom securities have been consolidated with In re WorldCom, Inc. Securities Litigation. The United States Court of Appeals for the

Second Circuit has affirmed the orders of the United States District Court for the Southern District of New York denying plaintiffs’ motions to remand to state court a large group of these WorldCom-related actions. On September 13, 2004, plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court seeking review of the Second Circuit’s ruling, which was denied.

Numerous other actions asserting claims against CGM in connection with its research reports about WorldCom and/or its role as an investment banker for WorldCom are pending in other federal and state courts. These actions have been remanded to various state courts, are pending in other federal courts, or have been conditionally transferred to the United States District Court for the Southern District of New York to be consolidated with the class action. As of December 31, 2007, one WorldCom individual action remains pending, in Texas state court. The balance of the individual actions have been settled or dismissed by court order. The settlements of those actions, some of which are discussed below, are covered by existing litigation reserves. Plaintiffs have appealed the dismissal of one of those actions, which appeal has been fully briefed in the United States Court of Appeals for the Second Circuit.

On September 17, 2004, Weinstein, et al. v. Ebbers, et al., a putative class action against CGM and others brought on behalf of holders of WorldCom securities asserting claims based on, among other things, CGM’s research reports concerning WorldCom, was dismissed with prejudice in its entirety by the United States District Court for the Southern District of New York. The plaintiffs noticed an appeal of the dismissal to the United States Court of Appeals for the Second Circuit on October 15, 2004. The parties have reached an agreement in principle on the terms of a settlement of this action, and the appeal has been dismissed.

On September 30, 2004, Citigroup and CGM, along with a number of other defendants, settled Retirement Systems of Alabama, et al. v. J.P. Morgan Chase, et al., a WorldCom individual action that had been remanded to the Circuit Court of Montgomery County, Alabama. On June 22, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in Public Employees’ Retirement System of Ohio v. Ebbers, et al. Citigroup’s share of the settlement was $40 million. On August 5, 2005, Citigroup and CGM, along with other financial institution defendants, entered into a settlement agreement in one of these actions, New York City Employees’ Retirement System v. Ebbers, et al., Citigroup’s share of the settlement was $35.557 million. The amounts paid in settlement of these actions were covered by existing Citigroup litigation reserves.

On October 27, 2005, Citigroup and CGM, along with all other defendants, including financial institution defendants, entered into a settlement agreement resolving all claims against the Citigroup-related defendants in 32 individual actions filed on behalf of 70 institutional plaintiffs that have opted out of the WorldCom class action settlement, all of which were brought by Lerach, Coughlin, Stoia, Geller, Rudman & Robbins LLP. Plaintiffs in these actions asserted claims under federal and state law in connection with the Citigroup-related defendants’ research coverage and underwriting of WorldCom securities. Citigroup’s share of the settlement was $249.9 million. The amount paid in settlement of these actions was covered by existing Citigroup litigation reserves.

A FINRA (formerly NASD) arbitration hearing was held in Sturm, et al. v. Citigroup, et al., from September 12 through October 3, 2005. Claimants alleged research analyst conflicts of interest related to SSB research coverage of WorldCom, and brought common law claims, including fraud claims, against Citigroup and CGM. Claimants sought $901 million in compensatory damages, in addition to punitive damages. On November 28, 2005, the arbitration panel denied all of claimants’ claims in their entirety, with prejudice. On February 21, 2006, Claimants filed a motion to vacate the arbitration result. On April 14, 2006, the same Claimants filed another FINRA arbitration proceeding arising out of their investments in Level 3 Communications, Inc. On September 20, 2006, the Citigroup-related Respondents executed an agreement with the Sturms to settle all outstanding matters.

In addition to the court suits, actions asserting claims against CGM relating to its WorldCom research reports are pending in numerous arbitrations around the country. These actions assert claims that are substantially similar to the claims asserted in the class action.

On June 28, 2004, the United States District Court for the Southern District of New York dismissed all claims under the Securities Act of 1933 and certain claims under the Securities Exchange Act of 1934 in In Re TARGETS Securities Litigation, a putative class action against Citigroup and CGM and certain former employees, leaving only claims under the 1934 Act for purchases of Targeted Growth Enhanced Terms Securities (‘‘TARGETS’’) with respect to the common stock of MCI WorldCom, Inc. after July 30, 1999. On

October 20, 2004, the parties signed a Memorandum of Understanding setting forth the terms of a settlement of all remaining claims in this action. The settlement was preliminarily approved by the Court on January 11, 2005, and finally approved on April 22, 2005. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves.

Global Crossing

On or about January 28, 2003, lead plaintiff in a consolidated putative class action in the United States District Court for the Southern District of New York (In re Global Crossing Ltd. Securities Litigation) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and Asia Global Crossing, which names as defendants, among others, Citigroup, CGM, CGMHI and certain executive officers and current and former employees. The putative class action complaint asserts claims against these Citigroup defendants under (i) Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Section 14(a) of the Securities Exchange Act of 1934, as amended and Rule 14A-9A promulgated thereunder, in connection with certain offerings in which CGM served as underwriter and in connection with certain transactions in which CGM issued fairness opinions, and (ii) Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated hereunder, alleging that they disseminated misleading research reports concerning Global Crossing and Asia Global Crossing. The Citigroup-related defendants have moved to dismiss these claims. Judge Lynch largely denied the motion to dismiss the Section 11 claims against the underwriters.

In March 2005, while the motion to dismiss was pending, the plaintiffs and the Citigroup-related defendants reached a settlement of all claims against the Citigroup-related defendants, including both research and underwriting claims, and including claims concerning losses in both Global Crossing and Asia Global Crossing, for a total of $75 million. The Court granted preliminary approval of the settlement on March 8, 2005, and on July 8, 2005, granted final approval and rejected all objections to the settlement.

Citigroup has also been named as a defendant in two proceedings brought by the Global Crossing Estate Representative on or about January 27, 2004 in the United States Bankruptcy Court for the Southern District of New York. First the Estate Representative filed an adversary proceeding asserting claims against, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under federal bankruptcy law and common law in connection with CGM’s research reports about Global Crossing and for its role as an underwriter in Global Crossing offerings. . The Citigroup-Related Defendants moved to dismiss the former action on June 26, 2004, and settled it on September 12, 2005 for $27.5 million. The amount paid in settlement of this action was covered by existing Citigroup litigation reserves. The Estate Representative also filed an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-related defendants moved to dismiss the latter on May 28, 2004, which motion is still pending.

    Adelphia Communications Corporation

On July 6, 2003, the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation filed an adversary proceeding against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc. and Citigroup Financial Products, Inc. (together, the Citigroup Parties). The complaint alleges that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act and the common law. The complaints seek equitable relief and an unspecified amount of compensatory and punitive damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The bankruptcy court’s ruling was, in part, reviewed by the district court. The Adelphia Recovery Trust, which has replaced the committees as the plaintiff in the action, has filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers have been filed.

In addition, CGM was among the underwriters named in civil actions brought by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Following settlements of the class action (which is pending appeal) and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

    IPO Allocation Cases

On November 3, 2003, the United States District Court for the Southern District of New York granted CGM’s motion to dismiss the consolidated amended complaint asserting violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. Plaintiffs appealed that decision to the Court of Appeals for the Second Circuit. On September 28, 2005, the Court of Appeals vacated the district court’s order dismissing these actions and remanded for further proceedings. On December 7, 2006, the United States Supreme Court granted ceriorari review of the Second Circuit’s opinion. On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

In the securities cases, which are pending before Judge Scheindlin of the Southern District, plaintiffs seek damages against numerous underwriters for alleged violations of the Securities and Exchange Acts of 1933 and 1934 in connection with more than 300 initial public offerings. Plaintiffs allege that the underwriters had a practice to allocate shares in IPOs only to those persons or entities that agreed to purchase shares in the aftermarket at increasing prices, which, they claim, led to inflated secondary market pricing. They further make allegations about analyst conflicts of interest and allege that, because of the aforementioned practice, the underwriters received compensation that was not disclosed in the relevant offering memoranda. Judge Scheindlin recently certified a class and discovery on the merits is ongoing. On June 30, 2005, the United States Court of Appeals for the Second Circuit entered an order agreeing to review the district court’s order granting plaintiffs’ motion for class certification. On December 5, 2006, the Second Circuit reversed Judge Scheindlin’s class certification order. The plaintiffs filed a petition for rehearing in January 2007. On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiff’s petition for rehearing, and on May 18, 2007, the Second Circuit denied plaintiffs’ petition for rehearing en banc. On August 14, 2007, plaintiffs filed amended complaints in the six focus cases as well as amended master allegations for all cases in the coordinated proceedings. On September 27, 2007, plaintiffs filed a motion to certify new classes in the six focus cases. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007.

    Mutual Funds

CGM has been named in several class actions and derivative litigations pending in various Federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the ‘‘MDL action’’), and the litigations involving revenue sharing, incentive payment and other issues are pending in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citi moved to dismiss the claims and the motion was granted. An appeal is pending and will be fully briefed by April 15, 2008. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (and we expect that additional actions will be dismissed on similar grounds).

In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.

    Subprime-Mortgage-Related Litigation

Citigroup, along with numerous others, has also been named as a defendant in several lawsuits by shareholders of entities that originated subprime mortgages, and for which CGM underwrote securities offerings. These actions assert that CGM violated Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Specifically, CGM has been named as a defendant in (i) two putative class action lawsuits brought by shareholders of American Home Mortgage Investment Corp., pending in the United States District Court for the Eastern District of New York; and (ii) three putative class action lawsuits brought by shareholders of Countrywide Financial Corp. and its affiliates, pending in the United States District Court for the Central District of California. Citigroup has not yet responded to the complaints in these actions. A motion to remand to California state court has been filed in one of the Countrywide-related actions.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders for a vote during the year ended December 31, 2007.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Security Holder Matters.

(a)	Market Information. The Partnership has issued no stock. There is no public trading market for the Redeemable Units of Limited Partnership Interest.

(b)	Holders. The number of holders of Redeemable Units of Partnership Interest as of December 31, 2007 was 68.

(c)    Dividends. The Partnership did not declare a distribution in 2007 or 2006.

(d)	Use of Proceeds. There were no additional sales of Redeemable Units in the years ended December 31, 2007, 2006 and 2005.

(e)    Securities Authorized for Issuance Under Equity Compensation Plans. None.

Item 6.    Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income allocated from Master, net income (loss) and increase (decrease) in Net Asset Value per Unit for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and total assets at December 31, 2007, 2006, 2005, 2004 and 2003 were as follows:

	2007	2006	2005	2004	2003
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions of $449,630, $897,591, $1,222,233, $1,507,956 and $1,819,049 respectively.	$(1,006,555)	$(3,156,460)	$(6,048,758)	$3,001,028	$1,826,392
Interest income allocated from Master	275,349	548,198	483,782	250,001	227,447
	$(731,206)	$(2,608,262)	$(5,564,976)	$3,251,029	$2,053,839
Net income (loss)	$(1,019,846)	$(3,102,635)	$(6,220,156)	$2,468,039	$1,082,798
Increase (decrease) in Net Asset Value per Unit	$(186.25)	$(460.44)	$(756.56)	$315.95	$89.74
Total assets	$3,516,565	$11,581,180	$17,881,069	$26,624,581	$25,911,973

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, through its investment in the Master, aimed to achieve substantial capital appreciation through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural, energy products and precious and base metals. The Partnership had invested all of its assets in the Master. The Master employed futures, options on futures, and forward, spot and swap contracts in those markets.

The General Partner/Managing Member manages all the business affairs of the Partnership/Master. The General Partner had delegated its responsibility for the investment of the Partnership’s assets to JWH. The Partnership had invested these assets in the Master. The General Partner/Managing Member employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisor for the Partnership/Master, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements.

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

The General Partner/Managing Member sought out the best prices and services available in its commodity futures brokerage transactions. The General Partner/Managing Member reviewed at least annually, the brokerage rates charged to commodity pools similar to the Partnership/Master to determine that the brokerage fee the Partnership/Master paid was competitive with other rates.

The Advisor specializes in managing institutional and individual capital in the global futures, interest rate and foreign exchange markets. Since 1981, JWH has developed and implemented proprietary trend-following trading techniques that focus on long-term trends.

JWH traded its Strategic Allocation Program (‘‘SAP’’) on behalf of the Partnership, through its investment in the Master. SAP’s objective is capital appreciation with the reduction of the volatility and risk of loss that typically would be associated with an investment in any one JWH investment program.

(a)    Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets were its investment in the Master and cash. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Master. Such substantial losses could lead to a material loss in liquidity.

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

The Partnership was party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, through its investment in the Master.

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

Other than the risks inherent in commodity futures and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $350 as of the close of business on any business day. The Partnership terminated on December 31, 2007

(b)    Capital resources.

(i)    The Partnership has made no material commitments for capital expenditures.

(ii)    The Partnership’s capital consisted of the capital contributions of the partners as increased or decreased by gains or losses on investment in Master and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses was dependent upon the level of trading by the Master during the year and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained in the Master during the year. In addition, the amount of interest income payable by CGM was dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner was able to redeem all or some of his Redeemable Units at the Net Asset Value as of the last day of any month on fifteen days’ written notice to the General Partner. For the year ended December 31, 2007, 3,859.9520 Redeemable Units were redeemed totaling $6,738,289. For the year ended December 31, 2006, 1,562.1555 Redeemable Units were redeemed totaling $3,305,849. For the year ended December 31, 2005, 906.8597 Redemable Units were redeemed totalling $2,237,644.

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

(c)    Results of Operations.

For the year ended December 31, 2007 the Net Asset Value per Redeemable Unit decreased 9.7% from $1,913.15 to $1,726.90. For the year ended December 31, 2006, the Net Asset Value per Redeemable Unit decreased 19.4% from $2,373.59 to $1,913.15. For the year ended December 31, 2005, the Net Asset Value Per Redeemable Unit decreased 24.2% from $3,130.15 to $2,373.59.

The Partnership, through its investment in the Master, experienced a net trading loss of $540,910 before brokerage commissions and related expenses for the year ended December 31, 2007. Losses were primarily attributable to the Master’s trading of currencies, U.S. and non-U.S. interest rates, livestock, metals, softs, woods and indices and were partially offset by the gains incurred in the trading of grains.

In 2007, the Master profited from macro-economic developments that stimulated volatility and asset price trends of a favorable duration to the underlying Advisor’s trading strategies. Negative developments in the U.S. mortgage markets and the increasing probability of recession resonated throughout the capital and commodity markets. A surge in volatility in the global equity markets in February was driven by a tumble in Chinese stock valuations that curbed sentiment for global risk assets and sparked a material sell-off in global stock prices. The year would go on to be highlighted by two additional measurable equity market corrections in the summer and fall. By mid-summer, dislocations in U.S. asset-backed and mortgage-backed credit markets emerged as the central focal point of global capital markets shifted. The ensuing re-pricing of credit risk resulted in a flight-to-quality driven rally in prices of sovereign debt, especially in the U.S. Treasury markets as the Federal Open Market Committee acted rapidly to stem the negative implications for growth. As a result of the series of rate cuts and negative economic data, the U.S. dollar became less attractive and weakened materially against most major currencies during the latter part of the year. Commodity markets continued to signal inflation, further clouding the economic landscape, as global demand for most food and raw materials continued to be robust. Prices moved rather erratically at times. The Partnership was profitable in grains and recorded losses in currencies, U.S. and non-U.S. interest rates, metals, agricultural softs and stock indices.

In the energy sector, crude oil continued the long-term upward trend while breaching a psychological resistance level of $100, although there were brief corrections, midway through the year. The Master was positioned to benefit from this strong trend across the petroleum complex. The Master realized profits in the grains sector as wheat, corn and soybeans reached record level prices while consistently displaying a strong long-term trend. Ethanol based alternative fuel usage coupled the corn price to crude oil price as these two products demonstrated strong correlation through the year, although the individual demand-supply characteristics of these two distinct products continued to affect the respective prices in the interim. Trading in U.S. interest rates was profitable as the yields declined in the later part of the year. The sub prime issue demonstrated that redistribution of risk through securitization of mortgages might not entirely shield investors from pricing risk inherent to the valuation of these securities. By shifting away from riskier assets and by buying U.S. Treasury notes as collateral for the riskier assets, the markets effectively lowered the yields on the U.S. Treasury notes while establishing a strong trend.

Trading in currencies was extremely challenging as the major currencies demonstrated high non-directional volatility. Several factors including the unwinding of the Japanese Yen carry trade and the changing views on global growth and inflation contributed to interruptions in several established long-term trends. Non-U.S. interest rates also presented challenges as the central banks around the world juxtaposed the impact of a slowing U.S. economy against domestic inflationary pressures. Trading in metals also contributed to losses. While precious metals like gold reached record prices, industrial metals like copper, zinc and aluminum experienced several price corrections, synchronous with the conflicting views on global growth and inflation. In the agricultural softs sector, coffee, cotton and sugar demonstrated strong long-term trends constantly punctuated by short-term price reversals. Equity indices also contributed to losses as global equity markets experienced major corrections with high volatility levels previously seen during the technology bubble earlier in the decade.

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

(d)    Operational Risk

The Partnership, through its investment in the Master, is directly exposed to market risk and credit risk, which arose in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership, through its investment in the Master, was subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrained the Partnership’s and the Master’s ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among Redeemable Units within the Partnership and the Master, and in the markets where the Partnership and the Master participated.

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

The liquidation basis of accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going-concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to partners or changes in net assets available to partners. The Statements of Changes in Partners’ Capital (included herein) present the same information and thus a statement of net assets available to partners or changes in net assets available to partners has not been presented for the 12 months ended December 31, 2007.

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

All commodity interests (including derivative financial instruments and derivative commodity instruments) held by the Master are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the Statements of Financial Condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotations are readily available or other measures of fair value deemed appropriate by management of the Managing Member for those commodity interests and foreign currencies for which market quotations are not readily available, including dealer quotes for swaps and certain option contracts. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests. All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master were allocated pro rata among the investors at the time of such determination.

Foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized values on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses.

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

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in its earnings and cash flow. The Master’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master’s open positions and the liquidity of the markets in which it trades.

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

The Master’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2007 and 2006 and the highest and lowest value at any point during the years. All open position-trading risk exposures of the Master have been included in calculating the figures set forth below. As of December 31, 2007, the Master’s total capitalization was $5,392,162.

December 31, 2007

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$7,965	0.15%	$6,458,430	$1,875	$1,476,266
Interest Rates U.S.	650	0.01%	1,011,400	650	229,054
Total	$8,615	0.16%

* annual average based on month-end value at risk

As of December 31, 2006, the Master’s total capitalization was $103,849,912.

December 31, 2006

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies:
— OTC Contracts	$7,357,145	7.08%	$11,860,235	$3,092,251	$6,584,208
Energy	879,900	0.85%	3,840,025	97,500	1,177,283
Grains	122,400	0.11%	538,600	58,860	216,495
Interest Rates U.S.	1,021,600	0.99%	1,774,500	52,500	1,336,713
Interest Rates Non-U.S.	2,754,048	2.66%	5,828,484	739,139	1,021,600
Metals
— Exchange Traded Contracts	372,000	0.35%	1,743,000	42,000	690,039
— OTC Contracts	348,317	0.33%	935,698	101,300	272,374
Softs	491,680	0.47%	1,043,585	305,120	478,101
Indices	1,809,072	1.75%	3,165,120	940,786	1,869,368
Total	$15,156,162	14.59%

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

The following were the primary trading risk exposures of the Master as of December 31, 2007, by market sector.

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

Stock Indices. The Master’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Master are limited to futures on broadly based indices. As of December 31, 2007, the Master’s primary exposures were in the Eurex (Germany) and Chicago Mercantile Exchange (United States). The Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Master is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership, through the Master, to avoid being ‘‘whipsawed’’ into numerous small losses.)

Metals. The Master’s primary metal market exposure is to fluctuations in the price of gold and silver. Although the Advisor will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Master have consistently been in the precious metals, gold and silver.

Softs. The Master’s primary commodities exposure is to agricultural price movements, which are often directly affected by severe, or unexpected weather conditions. Coffee, cotton and sugar accounted for the substantial bulk of the Master’s commodity exposure as of December 31, 2007.

Energy. The Master’s primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Master as of December 31, 2007.

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

By: Jennifer Magro Chief Financial Officer and Director Citigroup Managed Futures LLC General Partner Shearson Midwest Futures Fund
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Management’s Report on Internal Control over
Financial Reporting

The management of Shearson Mid-West Futures Fund (the ‘‘Partnership’’), Citigroup Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance to the Partnership’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit a company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

The Partners
Shearson Mid-West Futures Fund:

We have audited the accompanying statement of financial condition in liquidation of Shearson Mid-West Futures Fund (the ‘‘Partnership’’) as of December 31, 2007, and the related statements of income and expenses in liquidation, changes in partners’ capital in liquidation, and cash flows in liquidation for the year then ended. In addition, we have audited the statement of financial condition of Shearson Mid-West Futures Fund, as of December 31, 2006, and the related statements of income and expenses, changes in partners’ capital, and cash flows for each of the years in the two year period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1 to the financial statements, the General Partner withdrew as the Partnership’s general partner on December 31, 2007, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting, with effect from January 1, 2007, from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position in liquidation of Shearson Mid-West Futures Fund as of December 31, 2007, the results of its operations in liquidation, changes in partners’ capital in liquidation and its cash flows in liquidation for the year ended December 31, 2007 and the financial position as of December 31, 2006, and the results of its operations, changes in partners’ capital, and cash flows for each of the years in the two year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles applied on the basis described in the preceding paragraph.

New York, New York
March 24, 2008

Shearson Mid-West Futures Fund
Statements of Financial Condition
December 31, 2007 (termination of operations) and 2006

	2007*	2006
Assets:
Redemption receivable	$3,483,816	$—
Investment in the Master, at fair value	—	11,552,733
Cash	25,579	28,447
Distribution receivable	7,170	—
	$3,516,565	$11,581,180

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions (Note 3c)	$17,583	$57,906
Management fees (Note 3b)	5,786	19,163
Administrative fees (Note 3a)	2,893	9,582
Professional fees	16,074	16,764
Other	11,398	8,652
Redemptions payable (Note 5)	—	248,147
	53,734	360,214
Partners’ Capital (Notes 1 and 5):
General Partner, 40.4850 Unit equivalents outstanding in 2007 and 2006	69,914	77,454
Limited Partners, 1,964.7399 and 5,824.6919 Redeemable Units of Limited Partnership Interest outstanding in 2007 and 2006, respectively	3,392,917	11,143,512
	3,462,831	11,220,966
	$3,516,565	$11,581,180
*	Presented on a liquidation basis of accounting

See accompanying notes to financial statements.

Shearson Mid-West Futures Fund
Statements of Income and Expenses
for the years ended
December 31, 2007 (termination of operations), 2006 and 2005

	2007*	2006	2005
Income:
Realized losses on closed positions and foreign currencies allocated from the Master	$(331,807)	$(2,270,726)	$(1,697,115)
Change in unrealized gains (losses) on open positions allocated from the Master	(209,103)	11,857	(3,129,410)
Expenses allocated from the Master	(16,015)	(29,311)	(39,458)
	(556,925)	(2,288,180)	(4,865,983)
Interest income allocated from the Master
(Note 3c)	275,349	548,198	483,782
	(281,576)	(1,739,982)	(4,382,201)
Expenses:
Brokergage commissions (Note 3c)	449,630	868,280	1,182,775
Management fees (Note 3b)	148,597	286,948	391,310
Administrative fees (Note 3a)	74,301	143,476	195,655
Professional fees	25,484	50,235	44,468
Other	40,258	13,714	23,747
	738,270	1,362,653	1,837,955
Net loss	$(1,019,846)	$(3,102,635)	$(6,220,156)

Net loss per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 6)	$(186.25)	$(460.44)	$(756.56)
*	Presented on a liquidation basis of accounting

See accompanying notes to financial statements.

Shearson Mid-West Futures Fund
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2007* (termination of operations), 2006, and 2005

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2004	$25,960,526	$126,724	$26,087,250
Net loss	(6,189,527)	(30,629)	(6,220,156)
Redemption of 906.8597 Redeemable Units of Limited Partnership Interest	(2,237,644)	—	(2,237,644)
Partners’ Capital at December 31, 2005	17,533,355	96,095	17,629,450
Net loss	(3,083,994)	(18,641)	(3,102,635)
Redemption of 1,562.1555 Redeemable Units of Limited Partnership Interest	(3,305,849)	—	(3,305,849)
Partners’ Capital at December 31, 2006	11,143,512	77,454	11,220,966
Net loss*	(1,012,306)	(7,540)	(1,019,846)
Redemption of 3,859.9520 Redeemable Units of Limited Partnership Interest	(6,738,289)	—	(6,738,289)
Partners’ Capital at December 31, 2007*	$3,392,917	$69,914	$3,462,831

Net Asset Value per Unit:

2005	$2,373.59
2006	$1,913.15
2007*	$1,726.90
*	Presented on a liquidation basis of accounting

See accompanying notes to financial statements.

Shearson Mid-West Futures Fund
Statements of Cash Flows
for the years ended
December 31, 2007 (termination of operations), 2006 and 2005

	2007*	2006	2005
Cash flows from operating activities:
Net loss	$(1,019,846)	$(3,102,635)	$(6,220,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities
Proceeds from sale of investment in the Master	7,780,171	4,010,780	3,897,910
Net unrealized (appreciation) depreciation on investment in the Master	281,576	2,288,180	4,865,983
Accrued expenses:
Increase (decrease) in brokerage commissions	(40,323)	(31,499)	(43,718)
Increase (decrease) in management fees	(13,377)	(10,422)	(14,511)
Increase (decrease) in administrative fees	(6,689)	(5,210)	(7,256)
Increase (decrease) in professional fees	(690)	(10,578)	6,807
Increase (decrease) in other	2,746	(4,880)	68
Net cash provided by operating activities	6,983,568	3,133,736	2,485,127

Cash flows from financing activities:
Payment for redemptions – Limited Partners	(6,986,436)	(3,134,665)	(2,464,746)
Net change in cash	(2,868)	(929)	20,381
Cash, at beginning of year	28,447	29,376	8,995
Cash, at end of year	$25,579	$28,447	$29,376
Supplemental disclosure of non-cash operating activities:
Sale of investment in the Master at fair value	$3,490,986	$—	$—
*	Presented on a liquidation basis of accounting

See accompanying notes to financial statements.

Shearson Mid-West Futures Fund
(Partnership in Liquidation)

Notes to Financial Statements
December 31, 2007

1.    Partnership Organization:

Shearson Mid-West Futures Fund (the ‘‘Partnership’’) is a limited partnership which was organized on August 21, 1991 under the partnership laws of the State of New York to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The Partnership commenced trading on December 2, 1991. From December 2, 1991 to January 25, 2001, the Partnership engaged directly in the speculative trading of a diversified portfolio of commodity interests. The Partnership was authorized to sell up to 40,000 Redeemable Units of Limited Partnership Interest (‘‘Redeemable Units’’) during its initial offering period. The Partnership, pursuant to the General Partner’s decision, terminated on December 31, 2007. As a result, the Partnership changed the basis of accounting with effect from January 1, 2007 from the going concern basis to a liquidation basis. Liquidation basis accounting requires the Partnership to record assets and liabilities at values to be received in liquidation (see note 8).

Effective January 26, 2001, the Partnership allocated substantially all of its capital to the JWH Strategic Allocation Master Fund LLC, a New York Limited Liability Company (the ‘‘Master’’). With its cash, the Partnership purchased 31,509.8853 Units of the Master with a fair value of $31,509,885. The Master was formed in order to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (‘‘JWH’’) using the Strategic Allocation Program, JWH’s proprietary trading program, to invest together in one trading vehicle. Effective December 31, 2007, the Partnership redeemed its entire investment in the Master with a fair value of $3,483,816.

The financial statements of the Master, including the Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

Prior to its redemption on December 31, 2007, the Partnership owned 19.20% of the Master. At December 31, 2006, the Partnership owned 11.09% of the Master. The performance of the Partnership was directly affected by the performance of the Master.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the ‘‘General Partner’’) of the Partnership. The Partnership’s and Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the General Partner/Managing Member. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. (‘‘Citigroup’’).

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

Shearson Mid-West Futures Fund
(Partnership in Liquidation)

Notes to Financial Statements
December 31, 2007

All of the income and expenses and unrealized and realized gains and losses from the commodity transactions of the Master were allocated pro rata among the investors at the time of such determination.

b.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

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

The liquidation basis of accounting requires the Partnership to record assets and liabilities at values expected to be achieved in liquidation. The change in basis of accounting from a going-concern basis to a liquidation basis did not have a material effect on the Partnership’s carrying value of assets and liabilities nor its results of operations. All carrying values, whether market or fair values, are expected to be achieved by management during liquidation. Also, the liquidation basis of accounting requires the financial statements to include a statement of net assets available to partners or changes in net assets available to partners. The Statements of Changes in Partners’ Capital (included herein) present the same information and thus a statement of net assets available to partners or changes in net assets available to partners has not been presented for the 12 months ended December 31, 2007.

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

The management agreement (the ‘‘Management Agreement’’) that the General Partner, on behalf of the Partnership, entered into with the Advisor, provides that the Advisor has sole discretion in determining the allocation of the assets of the Partnership. The Partnership is obligated to pay the

Shearson Mid-West Futures Fund
(Partnership in Liquidation)

Notes to Financial Statements
December 31, 2007

Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated pro-rata by the Master. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of redemptions and incentive fees.

In addition, the Partnership is obligated to pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits allocated pro-rata by the Master, as defined in the Management Agreement.

The Management Agreement was in effect until December 31, 2007, when the Partnership terminated operations.

c.	Customer Agreement:

The Partnership is obligated to pay a brokerage fee equal to 1/2 of 1% (6% per year) of month-end Net Assets allocated pro-rata from the Master. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees were borne by the Master and allocated pro-rata to the Partnership through its investment in the Master. CGM pays a portion of its brokerage fees to its financial advisors who have sold Redeemable Units of the Partnership.

CGM paid the Partnership interest on 80% of the average daily equity allocated pro-rata to the Partnership by the Master during each month at the rate of the average non-competitive yield of 13-week U.S. Treasury bills as determined at the weekly auctions thereof during the month. The customer agreement (the ‘‘ Customer Agreement’’) between the Master and CGM gave the Master the legal right to net unrealized gains and losses.

The Customer Agreement was in effect until December 31, 2007, when the Partnership terminated operations.

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

Shearson Mid-West Futures Fund
(Partnership in Liquidation)

Notes to Financial Statements
December 31, 2007

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2007 (termination of operations), 2006 and 2005 are as follows:

	2007	2006	2005
Net realized and unrealized gains (losses)*	$(176.62)	$(468.70)	$(735.88)
Interest income	61.90	81.80	61.78
Expenses**	(71.53)	(73.54)	(82.46)
Increase (decrease) for the year	(186.25)	(460.44)	(756.56)
Net Asset Value per Redeemable Unit, beginning of year	1,913.15	2,373.59	3,130.15
Net Asset Value per Redeemable Unit, end of year	$1,726.90	$1,913.15	$2,373.59
Ratios to Average Net Assets:
Net investment loss before incentive fees***	(6.6)%	(5.7)%	(6.8)%
Operating expenses	10.4%	9.5%	9.3%
Incentive fees	—	—	—
Total expenses	10.4%	9.5%	9.3%
Total return:
Total return before incentive fees	(9.7)%	(19.4)%	(24.2)%
Incentive fees	—	—	—
Total return after incentive fees	(9.7)%	(19.4)%	(24.2)%
*Includes commissions
** Excludes commissions
***Interest income less total expenses

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of its business, the Partnership, through the Partnership’s investment in the Master, was party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (‘‘OTC’’). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

Shearson Mid-West Futures Fund
(Partnership in Liquidation)

Notes to Financial Statements
December 31, 2007

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

8.    Liquidation of Partnership

In light of the decline in the Partnership’s assets and the costs of continuing to operate the Partnership, the General Partner withdrew as the Partnership’s general partner on December 31, 2007. Pursuant to the Limited Partnership Agreement, as limited partners owning more than 50% of the Partnership’s outstanding units did not elect a new general partner prior to December 31, 2007, the Partnership terminated operations on that date. As a result of the liquidation, the Partnership changed the basis of accounting effective January 1, 2007 from the going concern basis to a liquidation basis.

Distribution of the Partnership’s capital to the limited partners was made on January 15, 2008, subsequent to the termination of operations. Until the point of distribution of Partnership Capital on January 15, 2008, the liability of the Limited Partners was limited to their share of the Partnership’s capital and any undistributed profits.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1 2007 to December 31, 2007	For the period from July 1 2007 to September 30, 2007	For the period from April 1 2007 to June 30, 2007	For the period from January 1 2007 to March 31, 2007
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions plus interest income	$172,832	$(132,378)	$484,063	$(1,255,723)
Net Income (loss)	$115,078	$(203,120)	$411,525	$(1,343,329)
Increase (decrease) in Net Asset Value per Unit	$22.18	$(43.18)	$88.10	$(253.35)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006	For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of expenses allocated from Master and brokerage commissions plus interest income	$(1,075,578)	$49,772	$(230,344)	$(1,352,112)
Net Income (loss)	$(1,175,824)	$(71,901)	$(367,602)	$(1,487,308)
Increase (decrease) in Net Asset Value per Unit	$(193.55)	$(8.86)	$(58.93)	$(199.10)

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
Citigroup Managed Futures LLC 731 Lexington Avenue 25th Floor New York, N.Y. 10022 212-559-2011

Report of Independent Registered Public Accounting Firm

The Members
JWH Strategic Allocation Master Fund LLC:

We have audited the accompanying statements of financial condition of JWH Strategic Allocation Master Fund LLC (the ‘‘Company’’), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of income and expenses, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JWH Strategic Allocation Master Fund LLC as of December 31, 2007 and 2006, and the results of its operations, changes in members’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 24, 2008

JWH Strategic Allocation Master Fund LLC
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006
Assets:
Equity in commodity futures trading account: Cash (restricted $8,843 and $16,056,194 in 2007 and 2006, respectively) (Note 3c)	$18,165,348	$103,139,993
Unrealized appreciation on open forward contracts	36,083	2,039,415
	18,201,431	105,179,408
Interest receivable	41,264	403,670
	$18,242,695	$105,583,078
Liabilities and Members’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$500	$695,449
Unrealized depreciation on open forward contracts	29,107	619,980
Accrued expenses:
Professional fees	26,001	14,067
Distribution payable (Note 5)	41,264	403,670
Redemption payable (Note 5)	12,753,661	—
	12,850,533	1,733,166
Members’ Capital:
Members’ Capital, 3,983.2769 and 73,923.1510 Units outstanding in 2007 and 2006, respectively	5,392,162	103,849,912
	$18,242,695	$105,583,078

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Schedule of Investments
December 31, 2007

	Fair Value	% of Members’ Capital
Futures Contracts Sold
Interest Rates U.S.	$(500)	(0.01)%
Total futures contracts sold	(500)	(0.01)

Unrealized Appreciation on Open Forward Contracts
Metals	36,083	0.67
Total unrealized appreciation on open forward contracts	36,083	0.67

Unrealized Depreciation on Open Forward Contracts
Metals	(29,107)	(0.54)
Total unrealized depreciation on open forward contracts	(29,107)	(0.54)
Total fair value	$6,476	0.12%

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Schedule of Investments
December 31, 2006

	Fair Value	% of Members’ Capital
Futures Contracts Purchased
Grains	$135,670	0.13%
Indices	209,153	0.20
Interest Rates Non-U.S.	(861,664)	(0.83)
Interest Rates U.S.	(1,725,558)	(1.66)
Softs	212,995	0.21
Total futures contracts purchased	(2,029,404)	(1.95)

Futures Contracts Sold
Energy	902,837	0.87
Interest Rates Non-U.S.	604,335	0.58
Metals	(211,035)	(0.20)
Softs	37,818	0.03
Total futures contracts sold	1,333,955	1.28

Unrealized Appreciation on Open Forward Contracts
Metals	228,550	0.22
Currencies	1,810,865	1.74
Total unrealized appreciation on open forward contracts	2,039,415	1.96

Unrealized Depreciation on Open Forward Contracts
Metals	(116,770)	(0.11)
Currencies	(503,210)	(0.48)
Total unrealized depreciation on open forward contracts	(619,980)	(0.59)

Total fair value	$723,986	0.70%

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Statements of Income and Expenses
for the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Income:
Net gains (losses) on trading of commodity interests:
Net realized losses on closed positions and foreign currencies	$(6,047,998)	$(20,394,749)	$(13,743,649)
Change in net unrealized gains (losses) on open positions	(717,510)	826,820	(27,038,846)
	(6,765,508)	(19,567,929)	(40,782,495)
Interest income	2,787,294	5,759,326	5,162,509
	(3,978,214)	(13,808,603)	(35,619,986)

Expenses:
Clearing fees	97,052	263,325	426,530
Professional fees	37,506	6,417	(54,074)
	134,558	269,742	372,456
Net loss	$(4,112,772)	$(14,078,345)	$(35,992,442)

Net income (loss) per Unit of Member Interest (Notes 1 and 6)	$3.78 *	$(175.82)	$(333.20)
*	The amount shown per Unit does not correspond with the net loss presented above because of the timing of additions/redemption of the Master‘s Units in relation to the fluctuatiing values of the Master‘s commodity interest.

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Statements of Changes in Members’ Capital
for the years ended December 31, 2007, 2006 and 2005

Members’ Capital
Members’ Capital at December 31, 2004	$227,330,049
Net loss	(35,992,442)
Sale of 30,875.5707 Units of Members’ Interests	52,052,292
Redemption of 43,564.2396 Units of Members’ Interests	(74,414,787)
Distribution of interest income to feeder funds	(5,162,509)
Members’ Capital at December 31, 2005	163,812,603
Net loss	(14,078,345)
Sale of 4,409.5377 Units of Members’ Interest	6,844,857
Redemption of 29,929.0054 Units of Members’ Interest	(46,969,877)
Distribution of interest income to feeder funds	(5,759,326)
Members’ Capital at December 31, 2006	103,849,912
Net loss	(4,112,772)
Sale of 4,733.7680 Units of Members’ Interest	6,163,757
Redemption of 74,673.6421 Units of Members’ Interest	(97,721,441)
Distribution of interest income to feeder funds	(2,787,294)
Members’ Capital at December 31, 2007	$5,392,162

Net Asset Value per Unit of Member Interest:

2005	$1,647.31
2006	$1,404.84
2007	$1,353.70

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Statements of Cash Flows
for the years ended
December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(4,112,772)	$(14,078,345)	$(35,992,442)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in restricted cash	16,047,351	7,761,281	28,335,371
(Increase) decrease in net unrealized appreciation on open futures contracts	—	—	2,816,587
(Increase) decrease in unrealized appreciation on open forward contracts	2,003,332	5,400,741	22,451,821
(Increase) decrease in interest receivable	362,406	82,141	(174,663)
Increase (decrease) in net unrealized depreciation on open futures contracts	(694,949)	(2,951,238)	3,646,687
Increase (decrease) in unrealized depreciation on open forward contracts	(590,873)	(3,276,323)	(1,876,249)
Accrued expenses:
Increase (decrease) in professional fees	11,934	(37,373)	(64,112)
Net cash provided by (used in) operating activities	13,026,429	(7,099,116)	19,143,000
Cash flows from financing activities:
Proceeds from additions	6,163,757	6,844,857	52,052,292
Payments for redemptions	(84,967,780)	(46,969,877)	(74,414,787)
Distribution of interest income to feeder funds	(3,149,700)	(5,841,467)	(4,987,846)
Net cash provided by (used in) financing activities	(81,953,723)	(45,966,487)	(27,350,341)
Net change in unrestricted cash	(68,927,294)	(53,065,603)	(8,207,341)
Unrestricted cash, at beginning of year	87,083,799	140,149,402	148,356,743
Unrestricted cash, at end of year	$18,156,505	$87,083,799	$140,149,402
Non-cash financing activities:
Increase in redemption payable	$12,753,661	$—	$—

See accompanying notes to financial statements.

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements
December 31, 2007

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

Effective January 26, 2001, Shearson Mid-West Futures Fund (‘‘Mid-West’’) and Smith Barney Mid-West Futures Fund L.P. II (‘‘Mid-West II’’) allocated substantially all of their capital to the Master. With this cash, Mid-West and Mid-West II purchased a total of 74,020.3930 Units of the Master with a fair value of $74,020,393. On March 1, 2001, The Saugatuck Fund L.P. (‘‘Saugatuck’’) allocated substantially all of its capital to the Master and purchased a total of 20,750.0000 Units of the Master with cash equal to $20,750,000. On December 1, 2001, The Aspetuck Fund L.P. (‘‘Aspetuck’’) allocated substantially all of its capital to the Master and purchased a total of 3,184.5305 Units of the Master with cash equal to $3,050,000. On November 1, 2002, JWH Global Strategies Limited Series (‘‘JWH Global Strategies’’) allocated substantially all of its capital to the Master and purchased a total of 1,338.2964 Units of the Master with cash equal to $2,000,000. On May 22, 2003, SSB Diversified 2000 Futures Fund L.P. (‘‘Diversified 2000’’) allocated a portion of its capital to the Master and purchased a total of 14,370.0894 Units of the Master with a fair value of $27,367,545. On July 1, 2005, CMF Institutional Futures Portfolio L.P. (‘‘CMF Institutional’’) allocated a portion of its capital to the Master and purchased 4,195.5111 Units of the Master with cash equal to $7,000,000. On March 31, 2007, Diversified 2000 redeemed its entire investment in the Master. This amounted to 9,843.6945 Units with a fair value of $12,209,977, which includes interest income of $44,692. On December 31, 2007, Mid-West, Mid-West II, Aspetuck, Saugatuck and JWH Global Strategies redeemed their entire investment in the Master. This amounted to 2,573.5510, 3,447.4985, 490.4174, 593.8311 and 2,316.0354 Units with a fair value of $3,490,986, $4,676,096, $665,546, $805,889 and $3,143,096, which includes interest income of $7,170, $9,217, $1,668, $2,019 and $7,878, respectively, that is included as part of distribution payable in the Statements of Financial Condition. The Master was formed to permit commodity pools managed now or in the future by John W. Henry & Company, Inc. (the ‘‘Advisor’’) using the Strategic Allocation Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

Prior to their redemption on December 31, 2007, the Master’s investors consisted of Mid-West, Mid-West II, Aspetuck, Saugatuck, JWH Global Strategies, and CMF Institutional (each a ‘‘Member’’ or a ‘‘Feeder’’, collectively the ‘‘Funds’’) with 19.2%, 25.7%, 3.7%, 4.4%, 17.3%, and 29.7% investments in the Master at December 31, 2007, respectively. As of December 31, 2007, CMF Institutional was the sole Member of the Master. Mid-West, Mid-West II, Aspetuck, Saugatuck, JWH Global Strategies, Diversified 2000 and CMF Institutional had 11.1%, 11.2%, 1.8%, 19.6%, 33.9%, 16.8% and 5.6% investments in the Master at December 31, 2006, respectively.

Citigroup Managed Futures LLC acts as the managing member (the ‘‘Managing Member’’) of the Master. The Managing Member administers the business affairs of the Master including selecting one or more advisors to make trading decisions for the Master. The Master’s commodity broker is Citigroup Global Markets Inc. (‘‘CGM’’). CGM is an affiliate of the Managing Member. The Managing Member is wholly owned by Citigroup Global Markets Holdings Inc. (‘‘CGMHI’’), which is the sole owner of CGM. CGMHI is a wholly owned subsidiary of Citigroup Inc. As of December 31, 2007, all trading decisions for the Master are made by the Advisor.

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

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements
December 31, 2007

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

b.	All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and are allocated pro rata among the Funds at the time of such determination.

c.	Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

During the current year, the Partnership adopted FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes’’ (‘‘FIN 48’’). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the ‘‘more-likely-than-not’’ threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the year ended December 31, 2007 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

d.	In September 2006, the FASB issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, ‘‘Fair Value Measurements.’’ This accounting standard establishes a single authoritative definition of fair value and sets out a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to fair value measurements already required or permitted by existing standards. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those fiscal years. The Partnership adopted SFAS No. 157 on January 1, 2008 and the application of this standard did not impact the financial statements; however, additional disclosures will be required about the inputs used to develop the measurements.

e.	The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.    Agreements:

a.	Managing Member Agreement:

The Managing Member administers the business affairs of the Master.

b.	Management Agreement:

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

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements
December 31, 2007

c.	Customer Agreement:

The Master has entered into a Customer Agreement with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2007 and 2006, the amount of cash held by the Master for margin requirements was $8,843 and $16,056,194, respectively. The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.    Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

All of the commodity interests owned by the Master are held for trading purposes. The average fair value for the years ended December 31, 2007 and 2006, based on a monthly calculation, was $436,466 and $3,331,757, respectively.

5.    Distributions and Redemptions:

Distributions of profits, if any, will be made at the sole discretion of the Managing Member and at such time as the Managing Member may decide. A Member may require the Master to redeem its Units at their Net Asset Value as of the end of any day. The Managing Member, in its sole discretion, may permit redemptions more frequently than monthly.

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements
December 31, 2007

6.    Financial Highlights:

Changes in the Net Asset Value per Unit of Member Interest for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Net realized and unrealized losses*	$(50.21)	$(242.40)	$(380.61)
Interest income	54.92	66.65	46.84
Expenses**	(0.93)	(0.07)	0.57
Increase (decrease) for period	3.78	(175.82)	(333.20)
Distribution of interest income to feeder funds	(54.92)	(66.65)	(46.84)
Net Asset Value per Unit of Member Interest, beginning of year	1,404.84	1,647.31	2,027.35
Net Asset Value per Unit of Member Interest, end of year	$1,353.70	$1,404.84	$1,647.31
Ratio to average net assets:
Net investment income***	4.1%	4.1%	2.5%
Operating expenses	(0.2)%	(0.2)%	(0.2)%
Total return	0.3%	(10.7)%	(16.4)%
*	Includes clearing fees.
**	Excludes clearing fees.
***	Interest income less total expenses.

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

JWH Strategic Allocation Master Fund LLC
Notes to Financial Statements
December 31, 2007

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

8.    Subsequent Event

On January 2, 2008, Smith Barney Westport Futures Fund L.P. (‘‘Westport’’) allocated a portion of its capital to the Master and purchased a total of 29,209.3894 Units of the Master with cash equal to $39,540,753.

Effective January 14, 2008, the Master changed its name to JWH Master Fund LLC.

9.    Recent Accounting Pronouncement:

On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Selected unaudited quarterly financial data for JWH Master for the years ended December 31, 2007 and 2006 are summarized below:

	For the period from October 1 2007 to December 31, 2007	For the period from July 1 2007 to September 30, 2007	For the period from April 1 2007 to June 30, 2007	For the period from January 1 2007 to March 31, 2007
Net realized and unrealized trading gain (losses) net of brokerage commissions and clearing fees plus interest income	$1,484,923	$66,015	$5,108,295	$(10,734,499)
Net Income (loss)	$1,476,553	$56,094	$5,098,523	$(10,743,942)
Increase (decrease) in Net Asset Value per Unit	$55.84	$2.11	$99.22	$(153.39)

	For the period from October 1, 2006 to December 31, 2006	For the period from July 1, 2006 to September 30, 2006	For the period from April 1, 2006 to June 30, 2006		For the period from January 1, 2006 to March 31, 2006
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$(7,952,641)	$2,634,040	$1,201,214		$(9,954,541)
Net Income (loss)	$(7,951,169)	$2,632,593	$1,199,781		$(9,959,550)
Increase (decrease) in Net Asset Value per Unit	$(105.05)	$32.04	$(2.39	)*	$(100.42)
*	The amount shown per Unit does not correspond with the income presented above because of the timing of additions/redemptions of the Master’s Units in relation to the fluctuating values of the Master’s commodity interest.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Management’s Report on internal control over reporting is included in the Partnership’s annual financial statements under ‘‘Item 8. Financial Statements and Supplementary Data.’’

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

Business.’’ CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under ‘‘Item 1. Business.’’ During the year ended December 31, 2007, CGM earned $449,630 in brokerage commissions and clearing fees. The Advisor earned $148,597 in management fees during 2007. The General Partner earned $74,301 in administrative fees during 2007.

(b)    Changes in control. None.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

(a)    Security ownership of certain beneficial owners. The Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)    Changes in control. None.

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

2007                $  6,000

2006                $15,000

(2)    Audit-Related Fees. None

(3)    Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by KPMG LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns are as follows:

2007                $2,600

2006                $7,606

(4)    All Other Fees. None.

(5)    Not Applicable.

(6)    Not Applicable.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2007 and 2006.

Statements of Income and Expenses for the years ended December 31, 2007, 2006 and 2005.

Statements of Changes in Partners’ Capital for the years ended December 31, 2007, 2006 and 2005.

Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

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

10.12 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2004 (previously filed).

10.13 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2005 (previously filed).

10.14 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2006 (previously filed).

10.15 – Letter extending Management Agreement with John W. Henry & Company, Inc. for 2007 (filed herein).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 28th day of March 2008.

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

/s/ Jerry Pascucci	/s/ Shelley Ullman
Jerry Pascucci	Shelley Ullman
President and Director	Director
/s/ Jennifer Magro	/s/ Ihor Rokowsky
Jennifer Magro	Ihor Rokowsky
Chief Financial Officer and	Secretary and Director
Director
/s/ Steve Ciampi	/s/ Daryl Dewbrey
Steve Ciampi	Daryl Dewbrey
Director	Director
/s/ Raymond Nolte
Raymond Nolte
Director